Form 10-Q
period 2014-09-30
MW Bancorp, Inc.
filed 2014-12-18
CIK 1600065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 333-198668

          MW BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	47-2259704
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2110 Beechmont Avenue
Cincinnati, Ohio	45230
(Address of principal	(Zip Code)
executive office)

(513) 231-7871

(Registrant’s telephone number, including area code)

N/A

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐       No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes     ☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).

Yes ☐                No  ☒

As of December 18, 2014, the latest practicable date, no shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

MW Bancorp, Inc.

EXPLANATORY NOTE

MW Bancorp, Inc. (the “Registrant”), a Maryland corporation, was formed in August 2014 to serve as the stock holding company for Mt. Washington Savings Bank (the “Company” or the “Bank”) as part of the Bank’s mutual-to-stock conversion. As of September 30, 2014, the stock conversion had not been completed, and as of that date, the Registrant had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Accordingly, financial and other information of the Bank is included in this quarterly report. The Registrant’s registration statement on Form S-1, as amended, was declared effective as of November 12, 2014.  The completion of the conversion is subject to the satisfaction of certain conditions.

Part I – Financial Information

Item 1. Financial Statements

Mt. Washington Savings Bank

Condensed Balance Sheets

September 30, 2014 and June 30, 2014

(In Thousands)

	September 30,	June 30,
	2014	2014
	(Unaudited)
Assets
Cash and due from banks	$426	$1,793
Interest-bearing demand deposits	828	2,677

Cash and cash equivalents	1,254	4,470

Interest-bearing time deposits in other financial institutions	3,598	3,998
Available-for-sale securities	4,526	5,416
Held-to-maturity securities (fair value of $2,018 at September 30, 2014 and $2,326 at June 30, 2014)	2,079	2,374
Loans held for sale	319	-
Loans, net of allowance for loan losses of $1,551 and $1,537	72,734	67,284
Premises and equipment, net	377	385
Federal Home Loan Bank stock, at cost	1,164	1,164
Foreclosed assets, net	189	158
Accrued interest receivable	195	187
Company owned life insurance	3,305	3,282
Other assets	633	395

Total assets	$90,373	$89,113

Liabilities and Equity

Liabilities
Deposits
Demand and money market	$8,515	$5,597
Savings	8,864	9,058
Time	44,168	46,055

Total deposits	61,547	60,710

Federal Home Loan Bank advances	18,719	17,333
Directors deferred compensation	1,005	2,012
Other liabilities	291	229

Total liabilities	81,562	80,284

Commitments and Contigent Liabilities	-	-

Equity
Retained earnings	8,920	8,922
Accumulated other comprehensive loss	(109)	(93)

Total equity	8,811	8,829

Total liabilities and equity	$90,373	$89,113

See Notes to Condensed Financial Statements

Mt. Washington Savings Bank

Condensed Statements of Operations

For the Three Months Ended September 30, 2014 and 2013

(In Thousands)

	Three Months Ended September 30,
	2014	2013
	(Unaudited)
Interest Income
Loans, including fees	$742	$642
Taxable securities	24	34
Tax exempt securities	-	6
Interest-bearing deposits	24	20

Total interest income	790	702

Interest Expense
Deposits	178	177
Federal Home Loan Bank advances	64	44

Total interest expense	242	221

Net Interest Income	548	481

Provision for Loan Losses	15	30

Net Interest Income After Provision for Loan Losses	533	451

Noninterest Income
Gain on sale of loans	9	4
Gain on sale of foreclosed assets, net	1	44
Income from Company owned life insurance	23	24
Other operating	7	10
Total noninterest income	40	82

Noninterest Expense
Salaries, employee benefits and directors fees	335	348
Occupancy and equipment	33	34
Data processing	29	18
Franchise taxes	17	36
FDIC insurance premiums	19	21
Professional services	69	39
Advertising	17	21
Office supplies	7	7
Business entertainment	4	3
Other	45	45

Total noninterest expense	575	572

Loss Before Federal Income Taxes (Benefits)	(2)	(39)

Federal Income Tax Expense (Benefit)	-	(15)

Net Loss	$(2)	$(24)

See Notes to Condensed Financial Statements

Mt. Washington Savings Bank

Condensed Statements of Comprehensive Loss

Three Months Ended September 30, 2014 and 2013

(In Thousands)

	Three Months Ended September 30,
	2014	2013
	(Unaudited)
Net loss	$(2)	$(24)

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	(18)	43

Net unrealized holding loss at time of transfer for available-for-sale securities transferred to held-to-maturity	-	(31)

Amortization of net unrealized holding loss on held-to-maturity securities	2	2

Net unrealized gains (losses)	(16)	14
Tax effect	-	(15)
Total other comprehensive loss	(16)	(1)

Comprehensive loss	$(18)	$(25)

See Notes to Condensed Financial Statements

Mt. Washington Savings Bank

Condensed Statements of Cash Flows

Three Months Ended September 30, 2014 and 2013

(In Thousands)

	Three Months Ended September 30,
	2014	2013
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(2)	$(24)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	23	18
Amortization of premiums and discounts on securities, net	31	45
Accretion of deferred loan origination fees and costs, net	(12)	(9)
Provision for loan losses	15	30
Gain on sale of loans	(9)	(4)
Proceeds from sales of loans	532	233
Loans originated for sale	(846)	(229)
Gain on sale of foreclosed assets	(1)	(44)
Net changes in:
Accrued interest receivable	(8)	(6)
Other assets	(234)	144
Cash surrender value of life insurance	(23)	(24)
Other liabilities	62	(22)
Directors deferred compensation	(1,007)	(6)

Net cash from operating activities	(1,479)	102

Cash Flows from Investing Activities
Net change in interest-bearing deposits	400	250
Purchases of available-for-sale securities	-	(2,748)
Proceeds from maturities of available-for-sale securities	345	-
Principal repayments from maturities of held-to-maturity securities	294	-
Proceeds from sales of available-for-sale securities	-	3,562
Principal repayments from available-for-sale mortgage-backed securities	499	342
Net change in loans	(5,530)	192
Purchase of premises and equipment	(15)	(141)
Proceeds from sale of foreclosed assets	47	433

Net cash from investing activities	(3,960)	1,890

Cash Flows from Financing Activities
Net change in deposits	837	287
Proceeds from Federal Home Loan Bank advances	6,750	-
Repayment of Federal Home Loan Bank advances	(5,364)	(599)

Net cash from financing activities	2,223	(312)

Net Change in Cash and Cash Equivalents	(3,216)	1,680

Beginning Cash and Cash Equivalents	4,470	4,064

Ending Cash and Cash Equivalents	$1,254	$5,744

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest on deposits and borrowings	$241	$222
Federal income taxes (refunds)	$-	$(261)

Supplemental Disclosure of Noncash Investing Activities
Transfer of securities from available for sale to held to maturity at fair value	$-	$2,893
Transfers from loans to foreclosed assets	$77	$-

See Notes to Condensed Financial Statements

Mt. Washington Savings Bank

Notes to Condensed Financial Statements (unaudited)

Quarter ended September 30, 2014

Note 1:	Basis of Presentation

MW Bancorp, Inc. (the “Registrant”), headquartered in Cincinnati, Ohio, was formed to serve as the stock holding company for Mt. Washington Savings Bank following its mutual-to-stock conversion. As of September 30, 2014, the stock conversion had not been completed, and as of that date, the Registrant had no assets or liabilities, and had not conducted any business other than that of an organizational nature.

The accompanying unaudited condensed financial statements of Mt. Washington Savings Bank (“Company” or “Bank”) as of September 30, 2014 and for the three months ended September 30, 2014 and 2013, were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed financial statements should be read in conjunction with the financial statements and notes thereto of the Company for the year ended June 30, 2014 included in the Registrant’s Form S-1. Reference is made to the accounting policies of the Company described in the Notes to the Financial Statements contained in the Form S-1.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included to present fairly the results of operations and cash flows for the three months ended September 30, 2014 and 2013. All interim amounts have not been audited and the results of operations for the three months ended September 30, 2014, herein are not necessarily indicative of the results of operations to be expected for the entire year.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, valuation of deferred tax assets and fair values of financial instruments.

Reclassifications

Certain reclassifications have been made to the June 30, 2014 financial statements to conform to the September 30, 2014 financial statement presentation. These reclassifications had no effect on results of operations.

Mt. Washington Savings Bank

Notes to Condensed Financial Statements (unaudited)

Quarter ended September 30, 2014

Note 2:	Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale Securities:
September 30, 2014
Mortgage-backed securities of U.S. government sponsored entities - residential	$4,523	$16	$(13)	$4,526

June 30, 2014
U. S. Government agency bonds	$500	$2	$-	$502
Mortgage-backed securities of U.S. government sponsored entities - residential	4,896	22	(4)	4,914

	$5,396	$24	$(4)	$5,416

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Held-to-maturity Securities:
September 30, 2014
Mortgage-backed securities of U.S. government sponsored entities - residential	$2,079	$-	$(61)	$2,018

June 30, 2014
Mortgage-backed securities of U.S. government sponsored entities - residential	$2,374	$-	$(48)	$2,326

Mt. Washington Savings Bank

Notes to Condensed Financial Statements (unaudited)

Quarter ended September 30, 2014

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at September 30, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30, 2014
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities of U.S. government sponsored entities - residential - not due at a single maturity date	$4,523	$4,526	$2,079	$2,018

The Company had no sales of investment securities during the three month periods ended September 30, 2014 and 2013.

The Company had not pledged any of its investment securities at September 30, 2014 and June 30, 2014.

At September 30, 2014 and June 30, 2014, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of the Company’s equity.

On August 1, 2013, the Company reclassified its collateralized mortgage obligation portfolio to held-to-maturity from available-for sale because management intends to hold these securities to maturity. The securities had a total amortized cost of $2.925 million and a corresponding fair value of $2.893 million, therefore the gross unrealized loss on these securities at the date of transfer was $31,000. The unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the unamortized holding loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the losses for the securities transferred from available-for-sale to held-to-maturity was $24,000 at September 30, 2014.

Mt. Washington Savings Bank

Notes to Condensed Financial Statements (unaudited)

Quarter ended September 30, 2014

The following tables show the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2014 and June 30, 2014:

	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
September 30, 2014
Available-for-sale Securities:
Mortgage-backed securities of U.S. sponsored entities - residential	$738	$(4)	$1,378	$(9)	$2,116	$(13)

Held-to-maturity Securities:
Mortgage-backed securities - of U.S. sponsored entities - residential	-	-	2,018	(61)	2,018	(61)

	$738	$(4)	$3,396	$(70)	$4,134	$(74)
June 30, 2014
Available-for-sale Securities:
Mortgage-backed securities of U.S. sponsored entities - residential	$1,365	$(4)	$-	$-	$1,365	$(4)

Held-to-maturity Securities:
Mortgage-backed securities - of U.S. sponsored entities - residential	2,326	(48)	-	-	2,326	(48)

	$3,691	$(52)	$-	$-	$3,691	$(52)

Other-than-temporary Impairment

At September 30, 2014 and June 30, 2014, all of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2014 and June 30, 2014.

Mt. Washington Savings Bank

Notes to Condensed Financial Statements (unaudited)

Quarter ended September 30, 2014

Note 3:	Loans and Allowance for Loan Losses

Loans at September 30, 2014 and June 30, 2014 include:

	September 30,	June 30,
	2014	2014
	(In thousands)
Real estate loans
One- to four-family residential	$57,594	$54,069
Multi-family residential	2,098	2,124
Commercial	10,608	8,998
Construction	3,256	2,796
Consumer and other	712	812

Total loans	74,268	68,799

Less:
Net deferred loan costs	(17)	(22)
Allowance for loan losses	1,551	1,537

Net loans	$72,734	$67,284

Mt. Washington Savings Bank

Notes to Condensed Financial Statements (unaudited)

Quarter ended September 30, 2014

The following tables present by portfolio segment, the activity in the allowance for loan losses for the three months ended September 30, 2014 and 2013:

	Real Estate
	1-4 Family	1-4 Family
	Owner	Non-Owner	Multi-
	Occupied	Occupied	family	Commercial	Construction	Consumer	Total
	(In thousands)
Three Months Ended September 30, 2014
Allowance for loan losses:
Balance, July 1, 2014	$1,065	$278	$33	$105	$56	-	$1,537
Provision for loan losses	26	(11)	(10)	(7)	6	11	15
Charge-offs	(3)	-	-	-	-	-	(3)
Recoveries	1	-	-	-	-	1	2

Balance, September 30, 2014	$1,089	$267	$23	$98	$62	$12	$1,551

Three Months Ended September 30, 2013
Allowance for loan losses:
Balance, July 1, 2013	$1,008	$273	$19	$77	$15	$6	$1,398
Provision for loan losses	(14)	25	-	33	(11)	(3)	30
Charge-offs	-	-	-	-	-	-	-
Recoveries	1	-	-	-	-	1	2

Balance, September 30, 2013	$995	$298	$19	$110	$4	$4	$1,430

Mt. Washington Savings Bank

Notes to Condensed Financial Statements (unaudited)

Quarter ended September 30, 2014

The following tables present by portfolio segment the recorded investment in loans and impairment method as of September 30, 2014 and June 30, 2014:

	Real Estate
	1-4 Family	1-4 Family
	Owner	Non-Owner	Multi-
	Occupied	Occupied	family	Commercial	Construction	Consumer	Total
	(In thousands)
September 30, 2014
Allowance for loan losses:
Ending balance, individually evaluated for impairment	$188	$103	$-	$-	$-	$-	$291

Ending balance, collectively evaluated for impairment	$901	$164	$23	$98	$62	$12	$1,260

Loans:
Ending balance	$48,728	$8,866	$2,098	$10,608	$3,256	$712	$74,268

Ending balance; individually evaluated for impairment	$1,898	$310	$-	$-	$-	$-	$2,208

Ending balance; collectively evaluated for impairment	$46,830	$8,556	$2,098	$10,608	$3,256	$712	$72,060

June 30, 2014
Allowance for loan losses:
Ending balance, individually evaluated for impairment	$205	$114	$-	$-	$-	$-	$319

Ending balance, collectively evaluated for impairment	$860	$164	$33	$105	$56	$-	$1,218

Loans:
Ending balance	$45,255	$8,814	$2,124	$8,998	$2,796	$812	$68,799

Ending balance; individually evaluated for impairment	$1,810	$340	$-	$159	$-	$-	$2,309

Ending balance; collectively evaluated for impairment	$43,445	$8,474	$2,124	$8,839	$2,796	$812	$66,490

Mt. Washington Savings Bank

Notes to Condensed Financial Statements (unaudited)

Quarter ended September 30, 2014

Internal Risk Categories

The Company has adopted a standard loan grading system for all loans. Loans are selected for a grading review based on certain characteristics, including concentrations of credit, subprime criteria and upon delinquency of 90 days or more. Definitions are as follows:

Pass: Loans categorized as Pass are higher quality loans that do not fit any of the other categories described below.

Special Mention: The loans identified as special mention have an obvious flaw or a potential weakness that deserves special management attention, but which has not yet impacted collectability. These flaws or weaknesses, if left uncorrected, may result in the deterioration of the prospects of repayment or the deterioration of the Company’s credit position.

Substandard: These are loans with a well-defined weakness, where the Company has a serious concern about the borrower’s ability to make full repayment if the weaknesses are not corrected. The loan may contain a flaw, which could impact the borrower’s ability to repay, or the borrower’s continuance as a “going concern”. When collateral values are not sufficient to secure the loan and other weaknesses are present, the loan may be rated substandard. A loan will also be graded substandard when full repayment is expected, but it must come from the liquidation of collateral. One-to-four family residential real estate loans and home equity loans that are past due 90 days or more with loan to value ratios greater than 60 percent should be classified as substandard.

Doubtful: These are loans with major defined weaknesses, where future charge off of a part of the credit is highly likely. The primary repayment source is no longer viable and the viability of the secondary source of repayment is in doubt. The amount of loss is uncertain due to circumstances within the credit that are not yet fully developed and the loan is rated “Doubtful” until the loss can be accurately estimated.

Loss: These are near term charge offs. Loans classified as loss are considered uncollectible and of such little value that it is not desirable to continue carrying them as assets on the Company’s financial statements, even though partial recovery may be possible at some future time.

Mt. Washington Savings Bank

Notes to Condensed Financial Statements (unaudited)

Quarter ended September 30, 2014

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of September 30, 2014 and June 30, 2014.

	September 30, 2014
	Real Estate
	1-4 Family	1-4 Family
	Owner	Non-Owner	Multi-
	Occupied	Occupied	family	Commercial	Construction	Consumer	Total
	(In thousands)
Pass	$47,359	$8,121	$2,098	$10,608	$3,256	$712	$72,154
Special mention	-	-	-	-	-	-	-
Substandard	1,369	745	-	-	-	-	2,114
Doubtful	-	-	-	-	-	-	-

Total	$48,728	$8,866	$2,098	$10,608	$3,256	$712	$74,268

	June 30, 2014
	Real Estate
	1-4 Family	1-4 Family
	Owner	Non-Owner	Multi-
	Occupied	Occupied	family	Commercial	Construction	Consumer	Total
	(In thousands)
Pass	$43,724	$8,434	$2,124	$8,998	$2,796	$812	$66,888
Special mention	-	-	-	-	-	-	-
Substandard	1,531	380	-	-	-	-	1,911
Doubtful	-	-	-	-	-	-	-

Total	$45,255	$8,814	$2,124	$8,998	$2,796	$812	$68,799

The Company has a portfolio of loans designated as subprime, defined as those loans made to borrowers with a lower credit score. These loans are primarily secured by 1-4 family real estate, including both owner-occupied and non-owner occupied properties. Subprime loans totaled $9.4 million and $9.3 million at September 30, 2014 and June 30, 2014, respectively.

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the past year.

Mt. Washington Savings Bank

Notes to Condensed Financial Statements (unaudited)

Quarter ended September 30, 2014

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of September 30, 2014 and June 30, 2014:

	September 30, 2014
							Total Loans >
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
	(In thousands)
Real estate
1-4 family owner-occupied	$287	$-	$120	$407	$48,321	$48,728	$-
1-4 family non-owner occupied	-	-	-	-	8,866	8,866	-
Multi-family residential	-	-	-	-	2,098	2,098	-
Commercial	89	-	-	89	10,519	10,608	-
Construction	-	-	-	-	3,256	3,256	-
Consumer and other	-	-	-	-	712	712	-

Total	$376	$-	$120	$496	$73,772	$74,268	$-

	June 30, 2014
							Total Loans >
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
	(In thousands)
Real estate
1-4 family owner-occupied	$430	$-	$402	$832	$44,423	$45,255	$-
1-4 family non-owner occupied	-	-	-	-	8,814	8,814	-
Multi-family residential	-	-	-	-	2,124	2,124	-
Commercial	-	-	-	-	8,998	8,998	-
Construction	-	-	-	-	2,796	2,796	-
Consumer and other	-	-	-	-	812	812	-

Total	$430	$-	$402	$832	$67,967	$68,799	$-

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming multi-family and commercial loans but also include loans modified in troubled debt restructurings.

Mt. Washington Savings Bank

Notes to Condensed Financial Statements (unaudited)

Quarter ended September 30, 2014

The following table presents impaired loan information as of and for the three months ended September 30, 2014:

	As of and for the three months ended September 30, 2014
		Unpaid	Allowance for Loan	Average	Interest
	Recorded Investment	Principal Balance	Losses Allocated	Recorded Investment	Income Recognized
	(In thousands)
Loans with no related allowance recorded:
Real estate
1-4 family owner-occupied	$1,122	$1,239	$-	$1,107	$-
1-4 family non-owner occupied	78	91	-	86	-
Multi-family residential	-	-	-	-	-
Commercial	-	-	-	-	-
Construction	-	-	-	-	-
Consumer and other	-	-	-	-	-

Loans with an allowance recorded:
Real estate
1-4 family owner-occupied	776	894	188	777	-
1-4 family non-owner occupied	232	261	103	231	-
Multi-family residential	-	-	-	-	-
Commercial	-	-	-	-	-
Construction	-	-	-	-	-
Consumer and other	-	-	-	-	-

Totals	$2,208	$2,485	$291	$2,201	$-

Mt. Washington Savings Bank

Notes to Condensed Financial Statements (unaudited)

Quarter ended September 30, 2014

The following table presents impaired loan information as of June 30, 2014 and for the three months ended September 30, 2013:

				Three Months Ended
	As of June 30, 2014			September 30, 2013
		Unpaid	Allowance for Loan	Average	Interest
	Recorded Investment	Principal Balance	Losses Allocated	Recorded Investment	Income Recognized
	(In thousands)
Loans with no related allowance recorded:
Real estate
1-4 family owner-occupied	$918	$1,003	$-	$478	$-
1-4 family non-owner occupied	102	114	-	109	-
Multi-family residential	-	-	-	-	-
Commercial	159	159	-	179	-
Construction	-	-	-	-	-
Consumer and other	-	-	-	-	-

Loans with an allowance recorded:
Real estate
1-4 family owner-occupied	892	905	205	913	-
1-4 family non-owner occupied	238	263	114	367	-
Multi-family residential	-	-	-	-	-
Commercial	-	-	-	-	-
Construction	-	-	-	-	-
Consumer and other	-	-	-	-	-

Totals	$2,309	$2,444	$319	$2,046	$-

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs.

Interest income recognized on a cash basis was not materially different than interest income recognized.

Mt. Washington Savings Bank

Notes to Condensed Financial Statements (unaudited)

Quarter ended September 30, 2014

The following table presents the Company’s nonaccrual loans at September 30, 2014 and June 30, 2014. The table excludes performing troubled debt restructurings.

	September 30,	June 30,
	2014	2014

Real estate
1-4 family owner-occupied	$1,036	$1,099
1-4 family non-owner occupied	310	340
Multi-family residential	-	-
Commercial	-	-
Construction	-	-
Consumer and other	-	-

Total nonaccrual	$1,346	$1,439

At September 30, 2014 and June 30, 2014, the Company had certain loans that were modified in troubled debt restructurings and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan. The Company had loans modified in a troubled debt restructuring totaling $1.7 million at both September 30, 2014 and June 30, 2014. Troubled debt restructured loans had specific allowances totaling $143,000 and $148,000 at September 30, 2014 and June 30, 2014, respectively. At September 30, 2014, the Company had no commitments to lend additional funds to borrowers with troubled debt restructured loans.

The Company had no modified loans that were identified as troubled debt restructurings during the three months ended September 30, 2014 and 2013.

The Company had no troubled debt restructurings modified during the twelve months ended September 30, 2014 and 2013 that subsequently defaulted. A loan is considered to be in payment default once it is 30 days contractually past due under the loan’s modified terms.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

Mt. Washington Savings Bank

Notes to Condensed Financial Statements (unaudited)

Quarter ended September 30, 2014

Note 4:	Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory- and possibly additional discretionary- actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Furthermore, the Bank’s regulators could require adjustments to regulatory capital not reflected in these financial statements. Quantitative measures established by regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to total assets (as defined). Management believes, as of September 30, 2014 and June 30, 2014 , that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2014 and June 30, 2014, the most recent notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Mt. Washington Savings Bank

Notes to Condensed Financial Statements (unaudited)

Quarter ended September 30, 2014

The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2014
Total Capital
(to Risk-Weighted Assets)	$9,568	18.7%	$4,080	8.0%	$5,100	10.0%

Tier I Capital
(to Risk-Weighted Assets)	$8,920	17.5%	$2,040	4.0%	$3,060	6.0%

Tier I Capital
(to Total Assets)	$8,920	9.9%	$3,615	4.0%	$4,519	5.0%

As of June 30, 2014
Total Capital
(to Risk-Weighted Assets)	$9,511	20.6%	$3,699	8.0%	$4,623	10.0%

Tier I Capital
(to Risk-Weighted Assets)	$8,922	19.3%	$1,849	4.0%	$2,774	6.0%

Tier I Capital
(to Total Assets)	$8,922	10.0%	$3,565	4.0%	$4,456	5.0%

Mt. Washington Savings Bank

Notes to Condensed Financial Statements (unaudited)

Quarter ended September 30, 2014

Note 5:	Disclosures about Fair Value of Assets and Liabilities

Fair value is the exchange price that would be received to sell an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Fair value measurements must maximize the use of observable inputs and minimize the use of unobservable inputs. There is a hierarchy of three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2	Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3	Significant unobservable inputs that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Recurring Measurements

The following table presents the fair value measurement of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2014 and June 30, 2014:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2014
Mortgage-backed securities of U.S. of government sponsored entities - residential	$4,526	$-	$4,526	$-

June 30, 2014
U. S. Government agency bonds	$502	$-	$502	$-
Mortgage-backed securities of U.S. of government sponsored entities - residential	4,914	-	4,914	-

	$5,416	$-	$5,416	$-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There were no assets

Mt. Washington Savings Bank

Notes to Condensed Financial Statements (unaudited)

Quarter ended September 30, 2014

classified within Level 3 of the fair value hierarchy measured on a recurring basis. There were no transfers between Level 1 and Level 2 during the years ended June 30, 2014 and 2013.

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted prices are not available, then fair values are estimated by using quoted prices of securities with similar characteristics or independent asset pricing services and pricing models, the inputs of which are market-based or independently sourced market parameters, including, but not limited to yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections and cash flow. Such securities are classified within Level 2 of the valuation hierarchy.

Nonrecurring Measurements

The following table presents fair value measurements of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which fair value measurements fall at September 30, 2014 and June 30, 2014:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2014
Impaired loans - residential
One-to-four family owner occupied	$371	$-	$-	$371
One-to-four family non-owner occupied	129	-	-	129

June 30, 2014
Impaired loans - residential
One-to-four family owner occupied	$459	$-	$-	$459
One-to-four family non-owner occupied	134	-	-	134

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Mt. Washington Savings Bank

Notes to Condensed Financial Statements (unaudited)

Quarter ended September 30, 2014

Impaired Loans (Collateral Dependent)

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Appraisals for collateral-dependent impaired loans are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of management reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics.

Mt. Washington Savings Bank

Notes to Condensed Financial Statements (unaudited)

Quarter ended September 30, 2014

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements:

	Fair Value at September 30, 2014	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(In thousands)
Impaired loans (collateral dependent) - one-to-four family owner occupied residential real estate	$371	Sales comparison approach	Adjustment for differences between the comparable real estate sales	(19)%-24% 5%

Impaired loans (collateral dependent) - one-to-four family non-owner occupied residential real estate	129	Sales comparison approach	Adjustment for differences between the comparable real estate sales	(24)%-(10)% (11)%

	Fair Value at June 30, 2014	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(In thousands)
Impaired loans (collateral dependent) - one-to-four family owner occupied residential real estate	$459	Sales comparison approach	Adjustment for differences between the comparable real estate sales	(19)%-24% 2%

Impaired loans (collateral dependent) - one-to-four family non-owner occupied residential real estate	134	Sales comparison approach	Adjustment for differences between the comparable real estate sales	(24)%-(10)% (11)%

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans had a recorded principal balance of $771,000 and $892,000 with a valuation allowance of $271,000 and $299,000 at September 30, 2014 and June 30, 2014, respectively. These impaired loans required an additional allowance for loan losses of $0 and $163,000 for the three months ended September 30, 2014 and 2013, respectively.

Mt. Washington Savings Bank

Notes to Condensed Financial Statements (unaudited)

Quarter ended September 30, 2014

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2014 and June 30, 2014.

		Fair Value Measurement Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
September 30, 2014
Financial assets
Cash and cash equivalents	$1,254	$1,254	$-	$-	$1,254
Interest-bearing time deposits	3,598	-	3,298	-	3,298
Held-to-maturity securities	2,079	-	2,018	-	2,018
Loans held for sale	319	-	-	319	319
Loans	72,734	-	-	74,012	74,012
Federal Home Loan Bank stock	1,164	n/a	n/a	n/a	n/a
Accrued interest receivable	195	-	21	174	195
Financial liabilities
Deposits	61,547	-	61,295	-	61,295
Federal Home Loan Bank advances	18,719	-	18,090	-	18,090
Accrued interest payable	24	-	24	-	24

June 30, 2014
Financial assets
Cash and cash equivalents	$4,470	$4,470	$-	$-	$4,470
Interest-bearing time deposits	3,998	-	1,756	2,248	4,004
Held-to-maturity securities	2,374	-	2,326	-	2,326
Loans	67,284	-	-	68,619	68,619
Federal Home Loan Bank stock	1,164	n/a	n/a	n/a	n/a
Accrued interest receivable	187	-	31	156	187
Financial liabilities
Deposits	60,710	-	60,775	-	60,775
Federal Home Loan Bank advances	17,333	-	17,081	-	17,081
Accrued interest payable	23	-	23	-	23

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value.

Cash and Cash Equivalents

The carrying amount of cash and short-term instruments approximate fair value and are classified as Level 1.

Held-to-Maturity Securities

The fair value of held-to-maturity securities was estimated by using pricing models that contain market pricing and information, quoted prices of securities with similar characteristics or discounted cash flows that use credit-adjusted discount rates resulting in a Level 2 classification.

Mt. Washington Savings Bank

Notes to Condensed Financial Statements (unaudited)

Quarter ended September 30, 2014

Loans

Fair values of loans are estimated as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans are valued at the lower of cost or fair value of collateral as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

Loans Held for Sale

The fair value of loans held for sale is estimated based upon binding contracts and quotes from third party investors.

Federal Home Loan Bank Stock

It is not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability.

Accrued Interest Receivable and Payable

The carrying amounts of accrued interest approximate fair value resulting in a Level 2 or Level 3 classification.

Deposits

The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 2 classification. The carrying amounts of variable rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date resulting in a Level 2 classification. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Federal Home Loan Bank Advances

The fair values of FHLB advances are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

Mt. Washington Savings Bank

Notes to Condensed Financial Statements (unaudited)

Quarter ended September 30, 2014

Off Balance Sheet Instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

Note 6:	Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended September 30, 2014 and 2013 are as follows:

		Unrealized
	Unrealized	gains and losses
	Gains and Losses	on securities
	on Available	transferred from
	for Sale	Available for Sale to
September 30, 2014	Securities	Held to Maturity	Total
	(In thousands)
Beginning balance	$(67)	$(26)	$(93)

Other comprehensive loss	(18)	-	(18)

Accretion of unrealized losses on securities transferred from available for sale to held to maturity recognized in other comprehensive income	-	2	2

Net current period other comprehensive income (loss)	(18)	2	(16)

Ending balance	$(85)	$(24)	$(109)

September 30, 2013

Beginning balance	$(124)	$-	$(124)

Other comprehensive income	28	-	28

Transfer of securities from available for sale to held to maturity	-	(31)	(31)

Accretion of unrealized losses on securities transferred from available for sale to held to maturity recognized in other comprehensive income	-	2	2

Net current period other comprehensive income	28	(29)	(1)

Ending balance	$(96)	$(29)	$(125)

There were no material items reclassified from accumulated other comprehensive income (loss) to the statement of operations for the quarters ended September 30, 2014 and 2013.

Mt. Washington Savings Bank

Notes to Condensed Financial Statements (unaudited)

Quarter ended September 30, 2014

Note 7:	Recent Accounting Pronouncements

FASB ASU 2014-09 Revenue from Contracts with Customers. In May 2014, the FASB issued amended guidance on revenue recognition from contracts with customers. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most contract revenue recognition guidance, including industry-specific guidance. The core principle of the amended guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amended guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within the reporting period, and should be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the amendments recognized at the date of initial application. Early adoption is prohibited. Management is currently in the process of evaluating the impact of the amended guidance on the Company’s financial statements.

FASB ASU 2014-11, Transfers and Servicing (Topic 860), Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, was issued in June 2014. The amendments in this Update require disclosures for certain transactions comprising a transfer of a financial asset accounted for as a sale and an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. This Update also requires certain disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings. The accounting changes in this Update are effective for public business entities for the first interim or annual period beginning after December 15, 2014. For public business entities, the disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and for disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The disclosures are not required to be presented for comparative periods before the effective date. This standard is not expected to have a material impact on the Company’s financial statements.

FASB ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40), Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure, was issued in August 2014. The amendments in this update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if: the loan has a government guarantee that is not separable from the loan before foreclosure, at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and at the time of foreclosure, any amount of the claim that is determined on the fair basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in

Mt. Washington Savings Bank

Notes to Condensed Financial Statements (unaudited)

Quarter ended September 30, 2014

this update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity should adopt the amendments in this update using either a prospective transition method or a modified retrospective transition method. For prospective transition, an entity should apply the amendments in this update to foreclosures that occur after the date of adoption. For modified retrospective transition, an entity should apply the amendments in this update by means of a cumulative-effect adjustment (through a reclassification to a separate other receivable) as of the beginning of the annual period for adoption. Prior periods should not be adjusted. This standard is not expected to have a material impact on the Company’s financial statements.

FASB ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, was issued in August 2014. The amendments in this update provide guidance in Generally Accepted Accounting Principles (GAAP) about managements’ responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This standard is not expected to have a material impact on the Company’s financial statements.

Note 8:	Plan of Conversion and Change in Corporate Form

On August 28, 2014, the Board of Directors of the Company adopted a plan of conversion (Plan). The Plan is subject to the approval of the Federal Deposit Insurance Corporation and the Ohio Division of Financial Institutions and must be approved by the affirmative vote of at least a majority of the total votes eligible to be cast by the voting members of the Company at a special meeting. The Plan sets forth that the Company proposes to convert into a stock savings bank structure with the establishment of a stock holding company (MW Bancorp, Inc.), as parent of the Company. The Company will convert to the stock form of ownership, followed by the issuance of all of the Company’s outstanding stock to MW Bancorp, Inc. Pursuant to the Plan, the Company will determine the total offering value and number of shares of common stock based upon an independent appraiser’s valuation. The stock will be priced at $10.00 per share. In addition, the Company’s Board of Directors will adopt an employee stock ownership plan (ESOP) which will subscribe for up to 8% of the common stock sold in the offering. MW Bancorp, Inc. is organized as a corporation under the laws of the State of Maryland and will own all of the outstanding common stock of the Company upon completion of the conversion.

The costs of issuing the common stock will be deferred and deducted from the sales proceeds of the offering. If the conversion is unsuccessful, all deferred costs will be charged to operations. Deferred conversion costs totaled $429,000 and $114,000 at September 30, 2014 and June 30, 2014, respectively. During fiscal 2014, the Company experienced a delay of greater than 90 days in its conversion process and, accordingly, charged off accumulated net deferred conversion costs totaling $90,000.

Mt. Washington Savings Bank

Notes to Condensed Financial Statements (unaudited)

Quarter ended September 30, 2014

At the completion of the conversion to stock form, the Company will establish a liquidation account in the amount of retained earnings contained in the final prospectus. The liquidation account will be maintained for the benefits of eligible savings account holders who maintain deposit accounts in the Company after conversion.

The conversion will be accounted for as a change in corporate form with the historic basis of the Company’s assets, liabilities and equity unchanged as a result. MW Bancorp, Inc. has filed its initial registration statement on Form S-1, as amended, which was declared effective by the SEC on November 12, 2014.  The completion of the conversion is subject to the satisfaction of certain conditions.

Mt. Washington Savings Bank

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Management’s discussion and analysis of the financial condition and results of operations at and for the three months ended September 30, 2014 and 2013 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed financial statements and the noted thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

Critical Accounting Policies

The discussion and analysis of the financial condition and results of operations are based on our financial statements, which are prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be critical accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

The following represent our critical accounting policies:

Allowance for Loan Losses. The allowance for loan losses is the estimated amount considered necessary for probable incurred credit losses in the loan portfolio at the balance sheet date. The allowance is established through the provision for losses on loans which is charged against income. In determining the allowance for loan losses, management makes significant estimates and has identified this policy as one of our most critical accounting policies.

Management performs a quarterly evaluation of the allowance for loan losses. Consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.

The analysis has two components, specific and general allowances. The specific percentage allowance is for unconfirmed losses related to loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. If the fair value

Mt. Washington Savings Bank

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

of the loan is less than the loan’s carrying value, a charge is recorded for the difference. The general allowance, which is for loans reviewed collectively, is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent twelve quarters. All periods are evenly weighted within the twelve quarter loss history. The methodology used in calculation of loss factors is consistently applied to all loan segments. This analysis establishes historical loss percentages and qualitative factors that are applied to the loan groups to determine the amount of the allowance for loan losses necessary for loans that are reviewed collectively. The qualitative component is critical in determining the allowance for loan losses as certain trends may indicate the need for changes to the allowance for loan losses based on factors beyond the historical loss history. Not incorporating a qualitative component could misstate the allowance for loan losses. Actual loan losses may be significantly more than the allowances we have established which could result in a material negative effect on our financial results.

Deferred Tax Assets. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax asset will not be realized. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Determining the proper valuation allowance for deferred taxes is critical in properly valuing the deferred tax asset and the related recognition of income tax expense or benefit. At both September 30, 2014 and June 30, 2014, our deferred tax asset was reduced by a $2.1 million valuation allowance, which represented full valuation allowance applied to our net deferred tax assets. The Company maintained a full valuation allowance against its net deferred tax asset as of and for the three months ended September 30, 2014 and 2013, and as of and for the year ended June 30, 2014.

Fair Value Measurements. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Company estimates the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, the Company estimates fair value. These estimates are subjective in nature and imprecision in estimating these factors can impact the amount of gain or loss recorded. A more detailed description of the fair values measured at each level of the fair value hierarchy and the methodology utilized by the Company can be found in Note 5 to the Form 10-Q — “Disclosures About Fair Value of Assets and Liabilities.”

Mt. Washington Savings Bank

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition at September 30, 2014 and June 30, 2014

Total Assets. Total assets were $90.4 million at September 30, 2014, an increase of $1.3 million, or 1.4%, over the $89.1 million at June 30, 2014. The increase was primarily comprised of an increase in net loans, including loans held for sale of $5.8 million, which was partially offset by a decrease in cash and cash equivalents of $3.2 million and a decrease in investment securities of $1.2 million.

Net Loans. Net loans, including loans held for sale, increased by $5.8 million, or 8.6%, to $73.1 million at September 30, 2014 from $67.3 million at June 30, 2014. During the three months ended September 30, 2014, we originated $11.7 million of loans, $7.7 million of which were one- to four-family residential real estate loans, $2.2 million of which were construction loans and $1.5 million of which were commercial real estate loans, and we sold $532,000 of loans in the secondary market. During the three months ended September 30, 2014, one- to four-family residential real estate loans increased $3.5 million, or 6.5%, to $57.6 million at September 30, 2014, from $54.1 million at June 30, 2014; commercial real estate loans increased $1.6 million, or 17.9%, to $10.6 million at September 30, 2014; and construction loans increased $460,000, or 16.5%, to $3.3 million at September 30, 2014. Increases in loan balances reflect our strategy to grow and diversify our loan portfolio, with an emphasis on increasing commercial and multi-family residential loans, as a shift in strategy from our traditional focus on one-to four-family residential loans. Such growth has been achieved amid strong competition for commercial real estate, multi-family and one- to four-family residential mortgage loans in our market area in the current low interest rate environment.

During the latter part of fiscal 2013, we initiated a program to sell certain fixed-rate, 30-year term mortgage loans in the secondary market. We have sold loans on both a servicing released and servicing retained basis, in transactions with the FHLB-Cincinnati, through its mortgage purchase program, and other investors. We sold $532,000 of loans in the three months ended September 30, 2014. Total loans sold and serviced had accumulated to $1.0 million at September 30, 2014. Management intends to continue this sales activity in future periods.

Interest Bearing Deposits in Other Financial Institutions. Interest-bearing time deposits in other banks decreased by $400,000, or 10.0%, to a total of $3.6 million at September 30, 2014, compared to $4.0 million at June 30, 2014. Management began to invest in certificates of deposit during the year ended June 30, 2013, to increase the yield on liquid assets beyond the rates available in overnight funds.

Investment Securities. Investment securities decreased $1.2 million, or 15.2%, to $6.6 million at September 30, 2014 from $7.8 million at June 30, 2014. The decrease consisted primarily of called securities and principal repayments on mortgage-backed securities during the three months ended September 30, 2014.

The yield on our investment securities decreased to 1.29% for the three months ended September 30, 2014 from 1.73% for the three months ended September 30, 2013, as a result of the maturity and sales of securities during the period and the continuing low interest rate environment. At September 30, 2014, investment securities classified as available-for-sale and held-to-maturity consisted entirely of government-sponsored mortgage-backed securities.

Mt. Washington Savings Bank

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Foreclosed Assets. Foreclosed assets totaled $189,000 at September 30, 2014 compared to $158,000 at June 30, 2014, as we sold $47,000 of foreclosed properties and added $77,000 of assets through foreclosure. At September 30, 2014, our foreclosed assets included three parcels of one- to four-family residential real estate.

Deposits. Deposits increased by $837,000, or 1.4%, to $61.5 million at September 30, 2014 from $60.7 million at June 30, 2014. Our core deposits, which consist of all deposit account types except certificates of deposit, increased $2.7 million, or 18.6%, to $17.4 million at September 30, 2014 from $14.7 million at June 30, 2014. Certificates of deposit decreased $1.9 million, or 4.1%, to $44.2 million at September 30, 2014 from $46.1 million at June 30, 2014. During the three months ended September 30, 2014, management continued its strategy of pursuing growth in demand accounts and other lower cost core deposits. Demand accounts were first offered by the Bank during the year ended June 30, 2013 and totaled $5.1 million at September 30, 2014. Management intends to continue its efforts to increase core deposits, with a special emphasis on growth in consumer and business demand deposits.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances increased $1.4 million, or 8.0%, to $18.7 million at September 30, 2014 from $17.3 million at June 30, 2014. Management has pursued a strategy of periodically increasing these advances to take advantage of this low-cost source of funding during the low interest rate environment for growth in the Bank’s loans and investments. The aggregate cost of these advances was 1.50% at September 30, 2014, compared to the Bank’s cost of deposits of 1.17% at that date.

Total Equity. Total equity decreased $18,000, or 0.2%, to $8.8 million at September 30, 2014 compared to June 30, 2014. The decrease resulted from a net loss of $2,000 during the three months ended September 30, 2014, and a $16,000 increase in the accumulated other comprehensive loss.

Comparison of Operating Results for the Three Months Ended September 30, 2014 and September 30, 2013

General. Our net loss for the three months ended September 30, 2014 was $2,000, compared to a net loss of $24,000 for the three months ended September 30, 2013, a decrease of $22,000, or 91.7%. The decrease in net loss was primarily due to a $67,000 increase in net interest income and a $15,000 decrease in the provision for loan losses, which were partially offset by a $42,000 decrease in noninterest income, a $3,000 increase in noninterest expenses and a $15,000 increase in federal income taxes.

Mt. Washington Savings Bank

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average Balance Sheets. The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of net deferred costs, discounts and premiums that are accreted to interest income.

	Three Months Ended September 30,
	2014			2013
	Average Outstanding Balance	Interest	Yield/ Rate	Average outstanding Balance	Interest	Yield/ Rate
Interest-earning assets:
Loans	$70,519	$742	4.21%	$60,048	$642	4.28%
Investment securities	7,434	24	1.29%	9,271	40	1.73%
Other interest-earning assets(1)	6,815	24	1.41%	8,756	20	0.91%
Total interest-earning assets	84,768	790	3.73%	78,075	702	3.60%
Non-interest-earning assets	5,199			4,048
Allowance for loan losses	(1,542)			(1,409)
Total assets	$88,425			$80,714

Interest-bearing liabilities:
Interest-bearing demand	$3,434	6	0.70%	$151	-	0.01%
Money market accounts	3,214	4	0.50%	467	1	0.86%
Savings accounts	9,050	4	0.18%	10,761	5	0.19%
Certificates of deposit	44,957	164	1.46%	48,030	171	1.42%
Total deposits	60,655	178	1.17%	59,409	177	1.19%
FHLB advances	17,081	64	1.50%	11,037	44	1.59%
Total interest-bearing liabilities	77,736	242	1.25%	70,446	221	1.25%
Non-interest-bearing liabilities	1,871			932
Total liabilities	79,607			71,378
Equity	8,818			9,336
Total liabilities and equity	$88,425			$80,714

Net interest income		$548			$481
Net interest rate spread (2)			2.48%			2.35%
Net interest-earning assets (3)	$7,032			$7,629
Net interest margin (4)			2.59%			2.46%
Average interest-earning assets to interest-bearing liabilities	109.05%			110.83%

(1) Consists of stock in the FHLB and interest bearing deposits in other banks.
(2) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3) Net interest-earnings assets represents total interest-earning assets less total interest-bearing liabilities.
(4) Net interest margin represents net interest income divided by average total interest-earning assets

Mt. Washington Savings Bank

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Rate/Volume Table. The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated to the changes due to volume and the changes due to rate in proportion to the relationship of the absolute dollar amounts of change in each.

	For the three months ended September 30, 2014 vs. 2013
	Increase (decrease) due to
			Total Increase
	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$110	$(10)	$100
Investment securities	(7)	(9)	(16)
Other interest-earning assets	(4)	9	4
Total interest-earning assets	99	(10)	88

Interest-bearing liabilities:
Interest-bearing demand	$6	$-	$6
Money market accounts	4	(1)	3
Savings accounts	(1)	-	(1)
Certificates of deposit	(11)	4	(7)
Total deposits	(2)	3	1
FHLB advances	23	(3)	20
Total interest-bearing liabilities	21	-	21

Change in net interest income	$77	$(10)	$67

Interest Income. Interest income increased $88,000, or 12.5%, to $790,000 for the three months ended September 30, 2014 from $702,000 for the three months ended September 30, 2013. This increase was primarily attributable to a $100,000 increase in interest on loans receivable, which was partially offset by a $16,000 decrease in interest on investment securities. The average balance of loans during the three months ended September 30, 2014 increased by $10.5 million, or 17.4%, from the balance for the three months ended September 30, 2013, while the average yield on loans decreased by 7 basis points to 4.21% for the three months ended September 30, 2014 from 4.28% for the three months ended September 30, 2013. The decrease in average yield on loans was due to the declining interest rate environment, as well as an increase in payoffs of higher interest rate loans as customers refinanced loans at lower interest rates. The average balance of investment securities decreased $1.8 million to $7.4 million for the three months ended September 30, 2014 from $9.3 million for the three months ended September 30, 2013, while the average yield on investment securities decreased by 44 basis points to 1.29% for the three months ended September 30, 2014 from 1.73% for the three months ended September 30, 2013. The decrease in average yield on securities was due to the declining interest rate environment, as well as our decision to invest in shorter-term securities, which generally bear interest at a lower rate than longer-term securities. Interest income on other interest-bearing deposits, including certificates of deposit in other financial institutions, increased $4,000, or 20.0%, for the three months ended September 30, 2014, as an

Mt. Washington Savings Bank

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

increase in the average yield of 50 basis points, to 1.41% for the three months ended September 30, 2014 was partially offset by a decrease in the average balance of $1.9 million period-to-period.

Interest Expense. Total interest expense increased $21,000, or 9.5%, to $242,000 for the three months ended September 30, 2014 from $221,000 for the three months ended September 30, 2013. Interest expense on deposit accounts increased $1,000, or 0.6%, to $178,000 for the three months ended September 30, 2014 from $177,000 for the three months ended September 30, 2013. The increase was primarily due to an increase of $1.2 million, or 2.1%, in the average balance of deposits to $60.7 million for the three months ended September 30, 2014, which was partially offset by a decrease of 2 basis points in the average cost of interest-bearing deposits to 1.17% for the three months ended September 30, 2014 from 1.19% for the three months ended September 30, 2013, reflecting the declining interest rate environment.

Interest expense on FHLB advances increased $20,000 to $64,000 for the three months ended September 30, 2014 from $44,000 for the three months ended September 30, 2013. The average balance of advances increased by $6.0 million, or 54.8%, to $17.1 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, while the average cost of these advances decreased by nine basis points to 1.50% from 1.59%. As noted above, management elected to increase outstanding advances as a source of lower-cost funding.

Net Interest Income. Net interest income increased $67,000, or 13.9%, to $548,000 for the three months ended September 30, 2014 compared to $481,000 for the three months ended September 30, 2013. The increase reflected the increase in the interest rate spread to 2.48% for the three months ended September 30, 2014 from 2.35% for the three months ended September 30, 2013, while the average net interest earning assets decreased $597,000 period-to-period. Our net interest margin increased to 2.59% for the three months ended September 30, 2014 from 2.46% for the three months ended September 30, 2013. The interest rate spread and net interest margin were impacted by a continuation of a low interest rate environment.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” we recorded a provision for loan losses of $15,000 for the three months ended September 30, 2014 and $30,000 for the three months ended September 30, 2013. The allowance for loan losses was $1.6 million, or 2.09% of total loans, at September 30, 2014, compared to $1.5 million, or 2.23% of total loans, at June 30, 2014. The decrease in the provision for loan losses in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was due primarily to lesser balances of nonperforming loans and delinquent loans in the 2014 period. Total nonperforming loans were $1.3 million at September 30, 2014, compared to $1.6 million at September 30, 2013. Classified loans declined to $2.1 million at September 30, 2014, compared to $2.5 million at September 30, 2013, and total loans past due greater than 30 days were $487,000 and $1.3 million at those respective dates. Net charge-offs totaled $1,000 for the three months ended September 30, 2014, compared to net recoveries of $2,000 for the three months ended September 30, 2013. As a percentage of nonperforming loans, the allowance for loan losses was 115.23% at September 30, 2014 compared to 88.05% at September 30, 2013. Management has continued a strategy focused on resolution of problem loans and a reduction of the Bank’s volume of nonperforming loans. The provision for loan losses in the three months ended September 30, 2014 and 2013 was attributable primarily to estimated losses recognized on certain impaired loans as well as the Bank’s overall growth in loans and the change

Mt. Washington Savings Bank

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

in the loan product mix, as the Bank continued its efforts to diversify the loan portfolio from its traditional focus on one-to four-family residential loans.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover probable incurred losses in the loan portfolio at September 30, 2014 and 2013. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income decreased $42,000, or 51.2%, to $40,000 for the three months ended September 30, 2014 from $82,000 for the three months ended September 30, 2013. The decrease was primarily due to the effects of a gain on sale of foreclosed assets of $44,000 in the 2013 period compared to a gain on sale of $1,000 in 2014.

Gains on sales of loans amounted to $9,000 in the 2014 period, compared to $4,000 in the 2013 period, as the Bank continued a program to sell certain loans in the secondary market.

Non-Interest Expense. Non-interest expense increased $3,000, or 0.5%, to $575,000 for the three months ended September 30, 2014 compared to $572,000 for the three months ended September 30, 2013. The increase was due primarily to an $11,000 increase in data processing and a $30,000 increase in professional services, primarily related to costs associated with the conversion, which were partially offset by a $13,000 decrease in compensation expense and a $19,000 decrease in franchise taxes.

Non-interest expense can be expected to increase because of costs associated with operating as a public company and increased compensation costs related to possible implementation of one or more stock-based benefit plans, if approved by our stockholders.

Federal Income Taxes. Federal income tax credits decreased by $15,000 due to a benefit of $15,000 recognized for the three months ended September 30, 2013. The federal income tax benefit related primarily to the tax effects of changes in the accumulated other comprehensive income, required as a result of the full impairment valuation allowance maintained on the Bank’s deferred tax assets in fiscal 2014. Management evaluated the deferred tax asset based upon a projection of future operating results and determined that a full impairment valuation allowance was required at both September 30, 2014 and 2013. The Bank has a total valuation allowance on its net deferred tax assets of $2.1 million at September 30, 2014. The deferred tax asset will only be recognized in future periods when it is more likely than not that the net deferred tax asset can be realized, primarily through the generation of sustainable taxable income.

Mt. Washington Savings Bank

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities, sales or calls of securities. We also have the ability to borrow from the FHLB. At September 30, 2014, we had the capacity to borrow approximately $18.2 million from the FHLB and have an additional $5.0 million on a line of credit with the FHLB. At September 30, 2014, we had $18.7 million outstanding in advances from the FHLB.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments including interest-bearing demand deposits. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $(1.5 million) and $102,000 for the three months ended September 30, 2014 and 2013, respectively. Net cash provided by (used in) investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $(4.0 million) and $1.9 million for the three months ended September 30, 2014 and 2013, respectively. During the three months ended September 30, 2014 and 2013, we purchased $-0- and $2.7 million, respectively and sold $-0- and $3.6 million, respectively, in securities held as available-for-sale. Net cash provided by (used in) financing activities, consisting primarily of the activity in deposit accounts and Federal Home Loan Bank advances, was $2.2 million and $(312,000) for the three months ended September 30, 2014 and 2013, respectively, resulting from our strategy of borrowing at lower interest rates to fund loan originations.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At September 30, 2014, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $8.9 million, or 9.9% of adjusted total assets, which is above the well-capitalized required level of $4.5 million, or 5.0%; and total risk-based capital of $9.6 million, or 18.8% of risk-weighted assets, which is above the well-capitalized required level of $5.1 million, or 10.0%. Accordingly, Mt. Washington Savings Bank was categorized as well capitalized at September 30, 2014. Management is not aware of any conditions or events since the most recent notification that would change our category.

Mt. Washington Savings Bank

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At September 30, 2014, we had outstanding commitments to originate loans of $7.9 million, including undisbursed funds on construction loans and funds available on undrawn lines of credit. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2014 totaled $17.9 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for equipment, agreements with respect to borrowed funds and deposit liabilities.

Forward-Looking Statements

This document contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and similar expressions. These forward-looking statements include: statements of goals, intentions and expectations, statements regarding prospects and business strategy, statements regarding asset quality and market risk, and estimates of future costs, benefits and results.

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following: (1) general economic conditions, (2) competitive pressure among financial services companies, (3) changes in interest rates, (4) deposit flows, (5) loan demand, (6) changes in legislation or regulation, (7) changes in accounting principles, policies and guidelines and (8) other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. We have no obligation to update or revise any forward-looking statements to reflect any changed assumptions, any unanticipated events or any changes in the future.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

Not applicable as the Registrant is a smaller reporting company.

ITEM 4	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of the Registrant’s management, including our Chief Executive Officer and Chief Financial Officer, the Registrant evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as a result of the material weakness that existed in the Company's internal control over financial reporting as previously described in the Registrant's Registration Statement on Form S-1, as amended, as filed with the SEC.

(b)	Changes in internal controls.

There has been no change made in the Registrant’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting, other than described below.

In connection with the audit of our fiscal 2013 and 2014 financial statements, our independent registered public accounting firm issued a letter to our audit committee identifying three material weaknesses in our internal control over financial reporting. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. These material weaknesses related to (i) our process and conclusion with respect to our assessment of the ability to realize our net deferred tax assets, (ii) weaknesses identified in the fiscal 2013 allowance for loan loss (“ALL”) calculation, and (iii) weaknesses identified in the fiscal 2014 ALL calculation. Information surrounding each material weakness is as follows:

Deferred Tax Asset Valuation Allowance: An effective internal control was not in place to evaluate our ability to realize the Bank’s net deferred tax asset. Our management has addressed this material weakness by implementing a control which requires a review of the quarter-end deferred tax asset analysis by both an appropriate member of our management and an independent third party. Although we believe this control is adequate, the aforementioned control has not been in place for a sufficient period to ensure the material weakness has been remediated.

ALL Calculation: An internal control applied to the preparation and review of the ALL calculation did not operate with sufficient precision to detect potential misstatements. Subsequent to fiscal 2014, management has implemented revisions to the ALL calculation to address these deficiencies. Furthermore, management has implemented a more precise supervisory review procedure applied to the ALL calculation. The enhanced review specifically includes review of (1) loan classifications within the calculation, both individually and in the aggregate, (2) the measurement of impairment applied to impaired loans, and (3) the estimated costs to sell percentage applied to impaired loans. Although we believe these controls are adequate, the aforementioned controls have not been in place for a sufficient period to ensure the material weakness has been remediated.

MW Bancorp, Inc.

Part II

Other Information

ITEM 1	Legal Proceedings

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. At September 30, 2014, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

ITEM 1A.	Risk Factors

Not applicable as the Registrant is a smaller reporting company.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this report.

(b)	Not applicable.
(c)	There were no issuer repurchases of securities during the period covered by this report.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

MW Bancorp, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MW Bancorp, Inc.

Date:	December 18, 2014	By:	/s/Gregory P. Niesen
Gregory P. Niesen
President and Chief Executive Officer

Date:	December 18, 2014	By:	/s/Shelly Alltop
Shelly Alltop
Executive Vice President and Chief Financial Officer

