Form 10-Q
period 2014-12-31
MW Bancorp, Inc.
filed 2015-02-09
CIK 1600065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 000-55356

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

Yes ☒       No ☐

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

Yes ☐                No  ☒

As of February 9, 2015, the latest practicable date, 876,163 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

MW Bancorp, Inc.

EXPLANATORY NOTE

MW Bancorp, Inc. (the “Company” or the “Registrant”), a Maryland corporation, was formed in August 2014 to serve as the stock holding company for Mt. Washington Savings Bank (the “Bank”) as part of the Bank’s mutual-to-stock conversion. As of December 31, 2014, the stock conversion had not been completed, and as of that date, the Registrant had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Accordingly, financial and other information of the Bank only is included in this quarterly report. The Registrant’s registration statement on Form S-1, as amended, was declared effective as of November 12, 2014.  The conversion was completed effective January 29, 2015. The Company issued 876,163 shares at an offering price of $10.00 per share.

Part I – Financial Information

Item 1. Financial Statements

Mt. Washington Savings Bank

Condensed Balance Sheets

December 31, 2014 and June 30, 2014

(In Thousands)

	December 31,	June 30,
	2014	2014
	(Unaudited)
Assets
Cash and due from banks	$740	$1,793
Interest-bearing demand deposits	1,970	2,677

Cash and cash equivalents	2,710	4,470

Interest-bearing time deposits in other financial institutions	3,100	3,998
Available-for-sale securities	4,325	5,416
Held-to-maturity securities (fair value of $1,902 at December 31, 2014 and $2,326 at June 30, 2014)	1,973	2,374
Loans, net of allowance for loan losses of $1,573 and $1,537	77,748	67,284
Premises and equipment, net	356	385
Federal Home Loan Bank stock, at cost	1,164	1,164
Foreclosed assets, net	143	158
Accrued interest receivable	198	187
Company owned life insurance	3,329	3,282
Other assets	960	395

Total assets	$96,006	$89,113

Liabilities and Equity

Liabilities
Deposits
Demand and money market	$8,422	$5,597
Savings	8,774	9,058
Time	42,739	46,055

Total deposits	59,935	60,710

Federal Home Loan Bank advances	19,128	17,333
Stock subscription proceeds in escrow	6,658	-
Directors deferred compensation	1,005	2,012
Other liabilities	363	229

Total liabilities	87,089	80,284

Commitments and Contigent Liabilities	-	-

Equity
Retained earnings	9,001	8,922
Accumulated other comprehensive loss	(84)	(93)

Total equity	8,917	8,829

Total liabilities and equity	$96,006	$89,113

See Notes to Condensed Financial Statements

Mt. Washington Savings Bank

Condensed Statements of Operations

For the Three and Six Months Ended December 31, 2014 and 2013

(In Thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
	(Unaudited)
Interest Income
Loans, including fees	$792	$669	$1,534	$1,311
Taxable securities	31	47	55	81
Tax exempt securities	-	8	-	14
Interest-bearing deposits	30	20	54	40

Total interest income	853	744	1,643	1,446

Interest Expense
Deposits	172	179	350	356
Federal Home Loan Bank advances	74	49	138	93

Total interest expense	246	228	488	449

Net Interest Income	607	516	1,155	997

Provision for Loan Losses	15	200	30	230

Net Interest Income After Provision for Loan Losses	592	316	1,125	767

Noninterest Income
Gain on sale of loans	18	-	27	4
Gain (loss) on sale of foreclosed assets, net	17	(18)	18	26
Income from Company owned life insurance	24	24	47	48
Other operating	6	2	13	12
Total noninterest income	65	8	105	90

Noninterest Expense
Salaries, employee benefits and directors fees	355	387	690	735
Occupancy and equipment	33	45	66	79
Data processing	11	25	40	43
Franchise taxes	21	36	38	72
FDIC insurance premiums	18	19	37	40
Professional services	56	76	125	115
Advertising	5	40	22	61
Office supplies	7	10	14	17
Business entertainment	12	21	16	24
Other	58	76	103	121

Total noninterest expense	576	735	1,151	1,307

Income (Loss) Before Federal Income Taxes (Benefits)	81	(411)	79	(450)

Federal Income Tax Expense (Benefit)	-	-	-	(15)

Net Income (Loss)	$81	$(411)	$79	$(435)

See Notes to Condensed Financial Statements

Mt. Washington Savings Bank

Condensed Statements of Comprehensive Income (Loss)

For the Three and Six Months Ended December 31, 2014 and 2013

(In Thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
	(Unaudited)
Net income (loss)	$81	$(411)	$79	$(435)

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	23	(38)	5	5

Net unrealized holding loss at time of transfer for available-for-sale securities transferred to held-to-maturity	-	-	-	(31)

Amortization of net unrealized holding loss on held-to-maturity securities	2	2	4	4

Net unrealized gains (losses)	25	(36)	9	(22)
Tax effect	-	-	-	(15)
Total other comprehensive income (loss)	25	(36)	9	(37)

Comprehensive income (loss)	$106	$(447)	$88	$(472)

See Notes to Condensed Financial Statements

Mt. Washington Savings Bank

Condensed Statements of Cash Flows

Six Months Ended December 31, 2014 and 2013

(In Thousands)

	Six Months Ended December 31,
	2014	2013
	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$79	$(435)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	47	44
Amortization of premiums and discounts on securities, net	49	38
Accretion of deferred loan origination fees and costs, net	(23)	(4)
Provision for loan losses	30	230
Gain on sale of loans	(27)	(4)
Proceeds from sales of loans	1,539	233
Loans originated for sale	(1,523)	(229)
Gain on sale of foreclosed assets	(18)	(39)
Impairment loss on foreclosed assets	-	13
Net changes in:
Accrued interest receivable	(11)	(37)
Other assets	(554)	232
Cash surrender value of life insurance	(47)	(48)
Other liabilities	134	(25)
Directors deferred compensation	(1,007)	(12)

Net cash from operating activities	(1,332)	(43)

Cash Flows from Investing Activities
Net change in interest-bearing deposits in other financial institutions	898	(1,748)
Purchases of available-for-sale securities	-	(4,284)
Proceeds from maturities of available-for-sale securities	500	-
Principal repayments from maturities of held-to-maturity securities	400	176
Proceeds from sales of available-for-sale securities	-	3,562
Principal repayments from available-for-sale mortgage-backed securities	552	391
Net change in loans	(10,549)	(2,195)
Purchase of premises and equipment	(18)	(141)
Proceeds from sale of foreclosed assets	111	530

Net cash from investing activities	(8,106)	(3,709)

Cash Flows from Financing Activities
Net change in deposits	(775)	1,370
Proceeds from stock subscriptions held in escrow	6,658	-
Proceeds from Federal Home Loan Bank advances	11,500	3,000
Repayment of Federal Home Loan Bank advances	(9,705)	(682)

Net cash from financing activities	7,678	3,688

Net Change in Cash and Cash Equivalents	(1,760)	(64)

Beginning Cash and Cash Equivalents	4,470	4,064

Ending Cash and Cash Equivalents	$2,710	$4,000

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and borrowings	$483	$446

Supplemental Disclosure of Noncash Investing Activities
Transfer of securities from available for sale to held to maturity at fair value	$-	$2,893
Transfers from loans to foreclosed assets	$78	$-
Sale and financing of foreclosed assets	$-	$66

See Notes to Condensed Financial Statements

Mt. Washington Savings Bank

Notes to Condensed Financial Statements (unaudited)

Note 1: Basis of Presentation

MW Bancorp, Inc. (the “Company” or the “Registrant”), headquartered in Cincinnati, Ohio, was formed to serve as the stock holding company for Mt. Washington Savings Bank (the “Bank”) following its mutual-to-stock conversion. As of December 31, 2014, the stock conversion had not been completed, and as of that date, the Registrant had no assets or liabilities, and had not conducted any business other than that of an organizational nature. The conversion was completed effective January 29, 2015. The Company issued 876,163 shares at an offering price of $10.00 per share.

The accompanying unaudited condensed balance sheet as of June 30, 2014, which has been derived from audited financial statements, and unaudited condensed financial statements of the Bank as of December 31, 2014 and for the three and six months ended December 31, 2014 and 2013, were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed financial statements should be read in conjunction with the financial statements and notes thereto of the Bank for the year ended June 30, 2014 included in the Registrant’s Form S-1. Reference is made to the accounting policies of the Bank described in the Notes to the Financial Statements contained in the Form S-1.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included to present fairly the financial position as of December 31, 2014 and the results of operations for the three and six months ended December 31, 2014 and 2013, and cash flows for the six months ended December 31, 2014 and 2013. All interim amounts have not been audited and the results of operations for the three and six months ended December 31, 2014, herein are not necessarily indicative of the results of operations to be expected for the entire year.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, valuation of deferred tax assets and fair values of financial instruments.

Reclassifications

Certain reclassifications have been made to the June 30, 2014 financial statements to conform to the December 31, 2014 financial statement presentation. These reclassifications had no effect on results of operations or equity.

Mt. Washington Savings Bank

Notes to Condensed Financial Statements (unaudited)

Note 2: Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale Securities:
December 31, 2014
Mortgage-backed securities of U.S. government sponsored entities - residential	$4,300	$32	$(7)	$4,325

June 30, 2014
U. S. Government agency bonds	$500	$2	$-	$502
Mortgage-backed securities of U.S. government sponsored entities - residential	4,896	22	(4)	4,914

	$5,396	$24	$(4)	$5,416

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Held-to-maturity Securities:
December 31, 2014
Mortgage-backed securities of U.S. government sponsored entities - residential	$1,973	$31	$(102)	$1,902

June 30, 2014
Mortgage-backed securities of U.S. government sponsored entities - residential	$2,374	$-	$(48)	$2,326

Mt. Washington Savings Bank

Notes to Condensed Financial Statements (unaudited)

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at December 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	December 31, 2014
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities of U.S. government sponsored entities - residential - not due at a single maturity date	$4,300	$4,325	$1,973	$1,902

The Bank had no sales of investment securities during the three and six month periods ended December 31, 2014. Proceeds from sales of investment securities during the six month period ended December 31, 2013 were $3.6 million and such sale did not result in recognition of a gain or loss in that period. The Bank had no sales of investment securities during the three month period ended December 31, 2013.

The Bank had not pledged any of its investment securities at December 31, 2014 and June 30, 2014.

At December 31, 2014 and June 30, 2014, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of the Bank’s equity.

On August 1, 2013, the Bank reclassified its collateralized mortgage obligation portfolio to held-to-maturity from available-for sale because management intends to hold these securities to maturity. The securities had a total amortized cost of $2.925 million and a corresponding fair value of $2.893 million, therefore the gross unrealized loss on these securities at the date of transfer was $31,000. The unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive loss and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the remaining holding loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the losses for securities transferred from available-for-sale to held-to-maturity was $22,000 at December 31, 2014.

Mt. Washington Savings Bank

Notes to Condensed Financial Statements (unaudited)

The following tables show the Bank’s investments’ gross unrealized losses and fair value of the Bank’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2014 and June 30, 2014:

	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2014
Available-for-sale Securities:
Mortgage-backed securities of U.S. sponsored entities - residential	$-	$-	$2,006	$(7)	$2,006	$(7)

Held-to-maturity Securities:
Mortgage-backed securities - of U.S. sponsored entities - residential	-	-	1,408	(102)	1,408	(102)

	$-	$-	$3,414	$(109)	$3,414	$(109)
June 30, 2014
Available-for-sale Securities:
Mortgage-backed securities of U.S. sponsored entities - residential	$1,365	$(4)	$-	$-	$1,365	$(4)

Held-to-maturity Securities:
Mortgage-backed securities - of U.S. sponsored entities - residential	2,326	(48)	-	-	2,326	(48)

	$3,691	$(52)	$-	$-	$3,691	$(52)

Other-than-temporary Impairment

At December 31, 2014 and June 30, 2014, all of the mortgage-backed securities held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Bank does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Bank does not consider these securities to be other-than-temporarily impaired at December 31, 2014 and June 30, 2014.

Mt. Washington Savings Bank

Notes to Condensed Financial Statements (unaudited)

Note 3:	Loans and Allowance for Loan Losses

Loans at December 31, 2014 and June 30, 2014 include:

	December 31,	June 30,
	2014	2014
	(In thousands)
Real estate loans
One- to four-family residential	$60,623	$54,069
Multi-family residential	4,309	2,124
Commercial	11,807	8,998
Construction	1,439	2,796
Consumer and other	1,118	812

Total loans	79,296	68,799

Less:
Net deferred loan costs	(25)	(22)
Allowance for loan losses	1,573	1,537

Net loans	$77,748	$67,284

Mt. Washington Savings Bank

Notes to Condensed Financial Statements (unaudited)

The following tables present, by portfolio segment, the activity in the allowance for loan losses for the three and six months ended December 31, 2014, and the recorded investment in loans and impairment method at December 31, 2014:

	Real Estate
	1-4 Family	1-4 Family
	Owner	Non-Owner	Multi-
	Occupied	Occupied	family	Commercial		Construction	Consumer	Total
	(In thousands)
Three Months Ended December 31, 2014
Allowance for loan losses:
Balance, October 1, 2014	$1,089	$267	$23	$98		$62	12	$1,551
Provision for loan losses	11	15	(21)	47		(23)	(14)	15
Charge-offs	-	-	-	-		-	-	-
Recoveries	5	-	-	-		-	2	7

Balance, December 31, 2014	$1,105	$282	$2	$145	#	$39	$-	$1,573

Six Months Ended December 31, 2014
Allowance for loan losses:
Balance, July 1, 2014	$1,065	$278	$33	$105		$56	$-	$1,537
Provision for loan losses	37	4	(31)	40		(17)	(3)	30
Charge-offs	(3)	-	-	-		-	-	(3)
Recoveries	6	-	-	-		-	3	9

Balance, December 31, 2014	$1,105	$282	$2	$145		$39	$-	$1,573

	Real Estate
	1-4 Family	1-4 Family
	Owner	Non-Owner	Multi-
	Occupied	Occupied	family	Commercial	Construction	Consumer	Total
	(In thousands)
December 31, 2014
Allowance for loan losses:
Ending balance, individually evaluated for impairment	$153	$96	$-	$-	$-	$-	$249

Ending balance, collectively evaluated for impairment	$952	$186	$2	$145	$39	$-	$1,324

Loans:
Ending balance	$50,781	$9,842	$4,309	$11,807	$1,439	$1,118	$79,296

Ending balance; individually evaluated for impairment	$1,776	$304	$-	$-	$-	$-	$2,080

Ending balance; collectively evaluated for impairment	$49,005	$9,538	$4,309	$11,807	$1,439	$1,118	$77,216

Mt. Washington Savings Bank

Notes to Condensed Financial Statements (unaudited)

The following tables present, by portfolio segment, the activity in the allowance for loan losses for the three and six months ended December 31, 2013, and the recorded investment in loans and impairment method at June 30, 2014:

	Real Estate
	1-4 Family	1-4 Family
	Owner	Non-Owner	Multi-
	Occupied	Occupied	family	Commercial	Construction	Consumer	Total
	(In thousands)
Three Months Ended December 31, 2013
Allowance for loan losses:
Balance, October 1, 2013	$995	$298	$19	$110	$4	4	$1,430
Provision for loan losses	151	11	(3)	16	25	-	200
Charge-offs	(54)	-	-	-	-	-	(54)
Recoveries	1	-	-	-	-	1	2

Balance, December 31, 2013	$1,093	$309	$16	$126	$29	$5	$1,578

Six Months Ended December 31, 2013
Allowance for loan losses:
Balance, July 1, 2013	$1,008	$273	$19	$77	$15	$6	$1,398
Provision for loan losses	136	36	(3)	49	14	(2)	230
Charge-offs	(54)	-	-	-	-	-	(54)
Recoveries	3	-	-	-	-	1	4

Balance, December 31, 2013	$1,093	$309	$16	$126	$29	$5	$1,578

June 30, 2014
Allowance for loan losses:
Ending balance, individually evaluated for impairment	$205	$114	$-	$-	$-	$-	$319

Ending balance, collectively evaluated for impairment	$860	$164	$33	$105	$56	$-	$1,218

Loans:
Ending balance	$45,255	$8,814	$2,124	$8,998	$2,796	$812	$68,799

Ending balance; individually evaluated for impairment	$1,810	$340	$-	$159	$-	$-	$2,309

Ending balance; collectively evaluated for impairment	$43,445	$8,474	$2,124	$8,839	$2,796	$812	$66,490

Mt. Washington Savings Bank

Notes to Condensed Financial Statements (unaudited)

Internal Risk Categories

The Bank has adopted a standard loan grading system for all loans. Loans are selected for a grading review based on certain characteristics, including concentrations of credit, subprime criteria and upon delinquency of 90 days or more. Definitions are as follows:

Pass: Loans categorized as Pass are higher quality loans that do not fit any of the other categories described below.

Special Mention: The loans identified as special mention have an obvious flaw or a potential weakness that deserves special management attention, but which has not yet impacted collectability. These flaws or weaknesses, if left uncorrected, may result in the deterioration of the prospects of repayment or the deterioration of the Bank’s credit position.

Substandard: These are loans with a well-defined weakness, where the Bank has a serious concern about the borrower’s ability to make full repayment if the weaknesses are not corrected. The loan may contain a flaw, which could impact the borrower’s ability to repay, or the borrower’s continuance as a “going concern”. When collateral values are not sufficient to secure the loan and other weaknesses are present, the loan may be rated substandard. A loan will also be graded substandard when full repayment is expected, but it must come from the liquidation of collateral. One-to-four family residential real estate loans and home equity loans that are past due 90 days or more with loan to value ratios greater than 60 percent are classified as substandard.

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

Loss: These are near term charge offs. Loans classified as loss are considered uncollectible and of such little value that it is not desirable to continue carrying them as assets on the Bank’s financial statements, even though partial recovery may be possible at some future time.

Mt. Washington Savings Bank

Notes to Condensed Financial Statements (unaudited)

The following tables present the credit risk profile of the Bank’s loan portfolio based on internal rating category and payment activity as of December 31, 2014 and June 30, 2014.

	December 31, 2014
	Real Estate
	1-4 Family	1-4 Family
	Owner	Non-Owner	Multi-
	Occupied	Occupied	family	Commercial	Construction	Consumer	Total
	(In thousands)
Pass	$49,758	$9,538	$4,309	$11,807	$1,439	$1,118	$77,969
Special mention	-	-	-	-	-	-	-
Substandard	1,023	304	-	-	-	-	1,327
Doubtful	-	-	-	-	-	-	-

Total	$50,781	$9,842	$4,309	$11,807	$1,439	$1,118	$79,296

	June 30, 2014
	Real Estate
	1-4 Family	1-4 Family
	Owner	Non-Owner	Multi-
	Occupied	Occupied	family	Commercial	Construction	Consumer	Total
	(In thousands)
Pass	$43,724	$8,434	$2,124	$8,998	$2,796	$812	$66,888
Special mention	-	-	-	-	-	-	-
Substandard	1,531	380	-	-	-	-	1,911
Doubtful	-	-	-	-	-	-	-

Total	$45,255	$8,814	$2,124	$8,998	$2,796	$812	$68,799

The Bank has a portfolio of loans designated as subprime, defined as those loans made to borrowers with a lower credit score. These loans are primarily secured by 1-4 family real estate, including both owner-occupied and non-owner occupied properties. Subprime loans totaled $6.5 million and $9.3 million at December 31, 2014 and June 30, 2014, respectively. The decrease was due primarily to updated credit reviews of borrowers in the portfolio and the Bank concluded that certain borrowers no longer met the criteria for subprime credit status.

The Bank evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the past year.

Mt. Washington Savings Bank

Notes to Condensed Financial Statements (unaudited)

The following tables present the Bank’s loan portfolio aging analysis of the recorded investment in loans as of December 31, 2014 and June 30, 2014:

	December 31, 2014
							Total Loans >
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
	(In thousands)
Real estate
1-4 family owner-occupied	$212	$-	$-	$212	$50,569	$50,781	$-
1-4 family non-owner occupied	103	-	-	103	9,739	9,842	-
Multi-family residential	-	-	-	-	4,309	4,309	-
Commercial	-	-	-	-	11,807	11,807	-
Construction	-	-	-	-	1,439	1,439	-
Consumer and other	-	-	-	-	1,118	1,118	-

Total	$315	$-	$-	$315	$78,981	$79,296	$-

	June 30, 2014
							Total Loans >
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
	(In thousands)
Real estate
1-4 family owner-occupied	$430	$-	$402	$832	$44,423	$45,255	$-
1-4 family non-owner occupied	-	-	-	-	8,814	8,814	-
Multi-family residential	-	-	-	-	2,124	2,124	-
Commercial	-	-	-	-	8,998	8,998	-
Construction	-	-	-	-	2,796	2,796	-
Consumer and other	-	-	-	-	812	812	-

Total	$430	$-	$402	$832	$67,967	$68,799	$-

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming multi-family and commercial loans but also include loans modified in troubled debt restructurings.

Mt. Washington Savings Bank

Notes to Condensed Financial Statements (unaudited)

The following table presents impaired loan information as of and for the three and six months ended December 31, 2014:

				For the Three Months Ended		For the Six Months Ended
	As of December 31, 2014			December 31, 2014		December 31, 2014
		Unpaid	Allowance for Loan	Average	Interest	Average	Interest
	Recorded Investment	Principal Balance	Losses Allocated	Recorded Investment	Income Recognized	Recorded Investment	Income Recognized
(In thousands)
Loans with no related allowance recorded:
Real estate
1-4 family owner-occupied	$1,124	$1,267	$-	$1,110	$-	1,116	$-
1-4 family non-owner occupied	76	90	-	76	-	77	-
Multi-family residential	-	-	-	-	-	-	-
Commercial	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-

Loans with an allowance recorded:
Real estate
1-4 family owner-occupied	652	726	153	656	-	661	-
1-4 family non-owner occupied	228	260	96	230	-	230	-
Multi-family residential	-	-	-	-	-	-	-
Commercial	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-

Totals	$2,080	$2,343	$249	$2,072	$-	$2,084	$-

Mt. Washington Savings Bank

Notes to Condensed Financial Statements (unaudited)

The following table presents impaired loan information as of June 30, 2014 and for the three and six months ended December 31, 2013:

				For the Three Months Ended		For the Six Months Ended
	As of June 30, 2014			December 31, 2013		December 31, 2013
		Unpaid	Allowance for Loan	Average	Interest	Average	Interest
	Recorded Investment	Principal Balance	Losses Allocated	Recorded Investment	Income Recognized	Recorded Investment	Income Recognized
	(In thousands)
Loans with no related allowance recorded:
Real estate
1-4 family owner-occupied	$918	$1,003	$-	$930	$-	$937	$-
1-4 family non-owner occupied	102	114	-	312	-	315	-
Multi-family residential	-	-	-	-	-	-	-
Commercial	159	159	-	53	-	53	-
Construction	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-

Loans with an allowance recorded:
Real estate
1-4 family owner-occupied	892	905	205	1,364	-	1,377	-
1-4 family non-owner occupied	238	263	114	84	-	85	-
Multi-family residential	-	-	-	-	-	-	-
Commercial	-	-	-	178	-	179	-
Construction	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-

Totals	$2,309	$2,444	$319	$2,921	$-	$2,946	$-

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

Mt. Washington Savings Bank

Notes to Condensed Financial Statements (unaudited)

The following table presents the Bank’s nonaccrual loans at December 31, 2014 and June 30, 2014. The table excludes performing troubled debt restructurings.

	December 31,	June 30,
	2014	2014
	(In thousands)
Real estate
1-4 family owner-occupied	$905	$1,099
1-4 family non-owner occupied	304	340
Multi-family residential	-	-
Commercial	-	-
Construction	-	-
Consumer and other	-	-

Total nonaccrual	$1,209	$1,439

At December 31, 2014 and June 30, 2014, the Bank had certain loans that were modified in troubled debt restructurings and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan. The Bank had loans modified in a troubled debt restructuring totaling $1.7 million at both December 31, 2014 and June 30, 2014. Troubled debt restructured loans had specific allowances totaling $135,000 and $148,000 at December 31, 2014 and June 30, 2014, respectively. At December 31, 2014, the Bank had no commitments to lend additional funds to borrowers with troubled debt restructured loans.

The Bank had no modified loans that were identified as troubled debt restructurings during the three and six months ended December 31, 2014. The Bank had one modified loan that was identified as a troubled debt restructuring during the three and six months ended December 31, 2013.

The following table presents information regarding troubled debt restructurings by class for the three and six months ended December 31, 2013. Newly classified troubled debt restructurings were as follows:

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)

December 31, 2013
Real estate
1-4 family owner-occupied	1	$190	$190

Mt. Washington Savings Bank

Notes to Condensed Financial Statements (unaudited)

Newly restructured loans by type of modification are as follows for the three and six months ended December 31, 2013.

	Interest Only	Term	Combination	Total Modification
	(In thousands)
December 31, 2013
Real estate
1-4 family owner-occupied	$190	$-	$-	$190

The troubled debt restructuring described above increased the allowance for loan losses by $0 and resulted in a charge off of $18,000 during the three and six month periods ended December 31, 2013.

The Bank had no troubled debt restructurings modified during the twelve months ended December 31, 2014 and 2013 that subsequently defaulted during the three and six month periods ended December 31, 2014 and 2013. A loan is considered to be in payment default once it is 30 days contractually past due under the loan’s modified terms.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Bank’s internal underwriting policy.

Mt. Washington Savings Bank

Notes to Condensed Financial Statements (unaudited)

Note 4:	Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory- and possibly additional discretionary- actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Furthermore, the Bank’s regulators could require adjustments to regulatory capital not reflected in these financial statements. Quantitative measures established by regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to total assets (as defined). Management believes, as of December 31, 2014 and June 30, 2014 , that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2014 and June 30, 2014, the most recent notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2014
Total Capital (to Risk-Weighted Assets)	$9,672	17.6%	$4,394	8.0%	$5,492	10.0%

Tier I Capital (to Risk-Weighted Assets)	$9,001	16.4%	$2,197	4.0%	$3,295	6.0%

Tier I Capital (to Total Assets)	$9,001	9.3%	$3,859	4.0%	$4,823	5.0%

As of June 30, 2014
Total Capital (to Risk-Weighted Assets)	$9,511	20.6%	$3,699	8.0%	$4,623	10.0%

Tier I Capital (to Risk-Weighted Assets)	$8,922	19.3%	$1,849	4.0%	$2,774	6.0%

Tier I Capital (to Total Assets)	$8,922	10.0%	$3,565	4.0%	$4,456	5.0%

Mt. Washington Savings Bank

Notes to Condensed Financial Statements (unaudited)

Note 5:	Disclosures about Fair Value of Assets and Liabilities

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

Recurring Measurements

The following table presents the fair value measurement of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2014 and June 30, 2014:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2014
Mortgage-backed securities of U.S. of government sponsored entities – residential	$4,325	$-	$4,325	$-

June 30, 2014
U. S. Government agency bonds	$502	$-	$502	$-
Mortgage-backed securities of U.S. of government sponsored entities - residential	4,914	-	4,914	-

	$5,416	$-	$5,416	$-

Mt. Washington Savings Bank

Notes to Condensed Financial Statements (unaudited)

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There were no assets classified within Level 3 of the fair value hierarchy measured on a recurring basis. There were no transfers between Level 1 and Level 2 during the periods ended December 31, 2014 and 2013.

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

Nonrecurring Measurements

The following table presents fair value measurements of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which fair value measurements fall at December 31, 2014 and June 30, 2014:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2014
Impaired loans - residential
One-to-four family owner occupied	$283	$-	$-	$283
One-to-four family non-owner occupied	132	-	-	132

June 30, 2014
Impaired loans - residential
One-to-four family owner occupied	$459	$-	$-	$459
One-to-four family non-owner occupied	134	-	-	134

Mt. Washington Savings Bank

Notes to Condensed Financial Statements (unaudited)

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

Appraisals for collateral-dependent impaired loans are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Bank. Once received, a member of management reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics.

Mt. Washington Savings Bank

Notes to Condensed Financial Statements (unaudited)

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements:

	Fair Value at December 31, 2014	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(In thousands)
Impaired loans (collateral dependent) - one-to-four family owner occupied residential real estate	$283	Sales comparison approach	Adjustment for differences between the comparable real estate sales	(18)%-24% 4%

Impaired loans (collateral dependent) - one-to-four family non-owner occupied residential real estate	$132	Sales comparison approach	Adjustment for differences between the comparable real estate sales	(3)%-(19)% (12)%

	Fair Value at June 30, 2014	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(In thousands)
Impaired loans (collateral dependent) - one-to-four family owner occupied residential real estate	$459	Sales comparison approach	Adjustment for differences between the comparable real estate sales	(19)%-24% 2%

Impaired loans (collateral dependent) - one-to-four family non-owner occupied residential real estate	$134	Sales comparison approach	Adjustment for differences between the comparable real estate sales	(24)%-(10)% (11)%

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans had a recorded principal balance of $646,000 and $892,000 with a valuation allowance of $230,000 and $299,000 at December 31, 2014 and June 30, 2014, respectively. These impaired loans required an increase (decrease) to the allowance for loan losses of $(35,000) and $74,000 for the three month periods ended December 31, 2014 and 2013, respectively. These impaired loans required an increase (decrease) to the allowance for loan losses of $(58,000) and $254,000 for the six month periods ended December 31, 2014 and 2013, respectively.

Mt. Washington Savings Bank

Notes to Condensed Financial Statements (unaudited)

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair values of the Bank’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2014 and June 30, 2014.

		Fair Value Measurement Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
December 31, 2014
Financial assets
Cash and cash equivalents	$2,710	$2,710	$-	$-	$2,710
Interest-bearing time deposits	3,100	-	3,100	-	3,100
Held-to-maturity securities	1,973	-	1,902	-	1,902
Loans	77,748	-	-	79,110	79,110
Federal Home Loan Bank stock	1,164	n/a	n/a	n/a	n/a
Accrued interest receivable	198	-	80	118	198
Financial liabilities
Deposits	59,935	-	60,114	-	60,114
Federal Home Loan Bank advances	19,128	-	18,611	-	18,611
Stock subscription proceeds in escrow	6,658	6,658	-	-	6,658
Accrued interest payable	28	-	28	-	28

June 30, 2014
Financial assets
Cash and cash equivalents	$4,470	$4,470	$-	$-	$4,470
Interest-bearing time deposits	3,998	-	1,756	2,248	4,004
Held-to-maturity securities	2,374	-	2,326	-	2,326
Loans	67,284	-	-	68,619	68,619
Federal Home Loan Bank stock	1,164	n/a	n/a	n/a	n/a
Accrued interest receivable	187	-	31	156	187
Financial liabilities
Deposits	60,710	-	60,775	-	60,775
Federal Home Loan Bank advances	17,333	-	17,081	-	17,081
Accrued interest payable	23	-	23	-	23

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value.

Cash and Cash Equivalents

The carrying amount of cash and short-term instruments approximate fair value and are classified as Level 1.

Mt. Washington Savings Bank

Notes to Condensed Financial Statements (unaudited)

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

Stock Subscription Proceeds in Escrow

The carrying amounts of stock subscription proceeds in escrow approximate fair value resulting in a Level 1 classification.

Mt. Washington Savings Bank

Notes to Condensed Financial Statements (unaudited)

Off Balance Sheet Instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

Note 6:	Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and six months ended December 31, 2014 and 2013 are as follows:

		Unrealized
	Unrealized	gains and losses
	Gains and Losses	on securities
	on Available	transferred from
	for Sale	Available for Sale to
Three Months Ended December 31, 2014	Securities	Held to Maturity	Total
	(In thousands)
Balance, October 1, 2014	$(85)	$(24)	$(109)

Other comprehensive income	23	-	23

Accretion of unrealized losses on securities transferred from available for sale to held to maturity recognized in other comprehensive income	-	2	2

Net current period other comprehensive income	23	2	25

Balance, December 31, 2014	$(62)	$(22)	$(84)

Six Months Ended December 31, 2014

Balance, July 1, 2014	$(67)	$(26)	$(93)

Other comprehensive income	5	-	5

Accretion of unrealized losses on securities transferred from available for sale to held to maturity recognized in other comprehensive income	-	4	4

Net current period other comprehensive income	5	4	9

Balance, December 31, 2014	$(62)	$(22)	$(84)

Mt. Washington Savings Bank

Notes to Condensed Financial Statements (unaudited)

		Unrealized
	Unrealized	gains and losses
	Gains and Losses	on securities
	on Available	transferred from
	for Sale	Available for Sale to
Three Months Ended December 31, 2013	Securities	Held to Maturity	Total
	(In thousands)
Balance, October 1, 2013	$(96)	$(29)	$(125)

Other comprehensive loss	(38)	-	(38)

Accretion of unrealized losses on securities transferred from available for sale to held to maturity recognized in other comprehensive income	-	2	2

Net current period other comprehensive income (loss)	(38)	2	(36)

Balance, December 31, 2013	$(134)	$(27)	$(161)

Six Months Ended December 31, 2013

Balance, July 1, 2013	$(124)	$-	$(124)

Other comprehensive loss, net of tax	(10)	-	(10)

Transfer of securities from available for sale
to held to maturity	-	(31)	(31)

Accretion of unrealized losses on securities transferred from available for sale to held to maturity recognized in other comprehensive income	-	4	4

Net current period other comprehensive loss	(10)	(27)	(37)

Balance, December 31, 2013	$(134)	$(27)	$(161)

There were no material items reclassified from accumulated other comprehensive income (loss) to the statement of operations for the three and six month periods ended December 31, 2014 and 2013.

Mt. Washington Savings Bank

Notes to Condensed Financial Statements (unaudited)

Note 7:	Recent Accounting Pronouncements

FASB ASU 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40), Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, a consensus of the FASB Emerging Issues Task Force, in Accounting Standards Update No. 2014-04, issued in January 2014. The amendments in this update provides clarification on when an in-substance repossession or foreclosure occurs, including when a creditor should be considered to have received physical possession of the residential real estate property collateralizing a consumer mortgage loan, when to derecognize the loan and recognize the foreclosed property. The amendments in this update are effective for public business entities for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this update using either a modified retrospective transition method or a prospective transition method. This standard is not expected to have a material impact on the Bank’s financial statements.

FASB ASU 2014-09, Revenue from Contracts with Customers. In May 2014, the FASB issued amended guidance on revenue recognition from contracts with customers. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most contract revenue recognition guidance, including industry-specific guidance. The core principle of the amended guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amended guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within the reporting period, and should be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the amendments recognized at the date of initial application. Early adoption is prohibited. Management is currently in the process of evaluating the impact of the amended guidance on the Bank’s financial statements.

FASB ASU 2014-11, Transfers and Servicing (Topic 860), Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, was issued in June 2014. The amendments in this Update require disclosures for certain transactions comprising a transfer of a financial asset accounted for as a sale and an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. This Update also requires certain disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings. The accounting changes in this Update are effective for public business entities for the first interim or annual period beginning after December 15, 2014. For public business entities, the disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and for disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The disclosures are not required to be presented for comparative periods before the effective date. This standard is not expected to have a material impact on the Bank’s financial statements.

Mt. Washington Savings Bank

Notes to Condensed Financial Statements (unaudited)

Note 8:	Plan of Conversion and Change in Corporate Form

On August 28, 2014, the Board of Directors of the Bank adopted a plan of conversion (Plan). The Plan was approved by the Federal Deposit Insurance Corporation and the Ohio Division of Financial Institutions and by an affirmative vote of at least a majority of the total votes eligible to be cast by the voting members of the Bank at a special meeting held on December 22, 2014. The Plan set forth that the Bank proposed to convert into a stock savings bank structure with the establishment of a stock holding company (MW Bancorp, Inc.), as parent of the Bank.

The Bank will convert to the stock form of ownership, followed by the issuance of all of the Bank’s outstanding stock to MW Bancorp, Inc. Pursuant to the Plan, the Bank determined the total offering value and number of shares of common stock based upon an independent appraiser’s valuation. The stock was priced at $10.00 per share. In addition, the Bank’s Board of Directors adopted an employee stock ownership plan (ESOP) which subscribed for 8% of the common stock sold in the offering. The offering of common shares in MW Bancorp, Inc. was conducted in December 2014 and shares were issued in January 2015. Cash proceeds from the sale of shares totaled $6.7 million and were held in escrow by the Bank as of December 31, 2014, pending final approval of the conversion by regulatory authorities. MW Bancorp, Inc. is organized as a corporation under the laws of the State of Maryland and will own all of the outstanding common stock of the Bank upon completion of the conversion.

The costs of issuing the common stock were deferred and upon receipt of approval of the conversion by the Bank’s regulatory authorities in January 2015, were deducted from the sales proceeds of the offering. Conversion costs totaling $902,000 and $114,000 at December 31, 2014 and June 30, 2014, respectively, were carried as deferred assets at those respective dates. During fiscal 2014, the Bank experienced a delay of greater than 90 days in its conversion process and, accordingly, charged off accumulated net deferred conversion costs totaling $90,000 in the quarter ended June 30, 2014.

At the completion of the conversion to stock form, the Bank established a liquidation account in the amount of retained earnings contained in the final prospectus. The liquidation account will be maintained for the benefits of eligible savings account holders who maintain deposit accounts in the Bank after conversion.

The conversion will be accounted for as a change in corporate form with the historic basis of the Bank’s assets, liabilities and equity unchanged as a result. MW Bancorp, Inc. has filed its initial registration statement on Form S-1, as amended, which was declared effective by the SEC on November 12, 2014.  The conversion was completed effective January 29, 2015. The Company issued 876,163 shares at an offering price of $10.00 per share.

Mt. Washington Savings Bank

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended December 31, 2014 and 2013 is intended to assist in understanding the financial condition and results of operations of the Bank. The information contained in this section should be read in conjunction with the unaudited condensed financial statements and the noted thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

Mt. Washington Savings Bank

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The analysis has two components, specific and general allowances. The specific percentage allowance is for unconfirmed losses related to loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. If the fair value of the loan is less than the loan’s carrying value, a charge is recorded for the difference. The general allowance, which is for loans reviewed collectively, is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Bank over the most recent twelve quarters. All periods are evenly weighted within the twelve quarter loss history. The methodology used in calculation of loss factors is consistently applied to all loan segments. This analysis establishes historical loss percentages and qualitative factors that are applied to the loan groups to determine the amount of the allowance for loan losses necessary for loans that are reviewed collectively. The qualitative component is critical in determining the allowance for loan losses as certain trends may indicate the need for changes to the allowance for loan losses based on factors beyond the historical loss history. Not incorporating a qualitative component could misstate the allowance for loan losses. Actual loan losses may be significantly more than the allowances we have established which could result in a material negative effect on our financial results.

Deferred Tax Assets. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax asset will not be realized. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Determining the proper valuation allowance for deferred taxes is critical in properly valuing the deferred tax asset and the related recognition of income tax expense or benefit. At both December 31, 2014 and June 30, 2014, our deferred tax asset was reduced by a $2.1 million valuation allowance, which represented full valuation allowance applied to our net deferred tax assets. The Bank maintained a full valuation allowance against its net deferred tax asset as of and for the three and six months ended December 31, 2014 and 2013, and as of and for the year ended June 30, 2014.

Fair Value Measurements. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Bank estimates the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, the Bank estimates fair value. These estimates are subjective in nature and imprecision in estimating these factors can impact the amount of gain or loss recorded. A more detailed description of the fair values measured at each level of the fair value hierarchy and the methodology utilized by the Bank can be found in Note 5 to the Form 10-Q — “Disclosures About Fair Value of Assets and Liabilities.”

Mt. Washington Savings Bank

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Comparison of Financial Condition at December 31, 2014 and June 30, 2014

Total Assets. Total assets were $96.0 million at December 31, 2014, an increase of $6.9 million, or 7.7%, over the $89.1 million at June 30, 2014. The increase was primarily comprised of a $10.5 million increase in net loans, which was partially offset by a decrease in cash and cash equivalents of $1.8 million and a decrease in investment securities of $1.5 million.

Net Loans. Net loans increased by $10.5 million, or 15.6%, to $77.7 million at December 31, 2014 from $67.3 million at June 30, 2014. During the six months ended December 31, 2014, we originated $20.6 million of loans, which represents approximately 30% of our total loan portfolio at June 30, 2014. These new loan originations were comprised primarily of $12.5 million of one- to four-family residential real estate loans, $4.2 million of commercial real estate loans, $2.2 million of construction loans and $926,000 of multi-family residential real estate loans. During the six months ended December 31, 2014, we originated and sold $1.5 million of loans in the secondary market. During the six months ended December 31, 2014, one- to four-family residential real estate loans increased $6.6 million, or 12.1%, to $60.6 million at December 31, 2014, from $54.1 million at June 30, 2014; commercial real estate loans increased $2.8 million, or 31.2%, to $11.8 million at December 31, 2014; multi-family residential real estate loans increased $2.2 million, or 103%, to $4.3 million at December 31, 2014; and construction loans decreased $1.4 million, or 48.5%, to $1.4 million at December 31, 2014.

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

During the latter part of fiscal 2013, we initiated a program to sell certain fixed-rate, 30-year term mortgage loans in the secondary market. We have sold loans on both a servicing released and servicing retained basis, in transactions with the FHLB-Cincinnati, through its mortgage purchase program, and other investors. We sold $1.5 million of loans in the six months ended December 31, 2014. Total loans sold and serviced had accumulated to $1.9 million at December 31, 2014. Management intends to continue this sales activity in future periods.

Interest Bearing Deposits in Other Financial Institutions. Interest-bearing time deposits in other banks decreased by $898,000, or 22.5%, to a total of $3.1 million at December 31, 2014, compared to $4.0 million at June 30, 2014. Management began to invest in certificates of deposit during the year ended June 30, 2013, to increase the yield on liquid assets beyond the rates available in overnight funds.

Investment Securities. Investment securities decreased $1.5 million, or 19.2%, to $6.3 million at December 31, 2014 from $7.8 million at June 30, 2014. The decrease consisted primarily of called securities and principal repayments on mortgage-backed securities during the six months ended December 31, 2014.

The yield on our investment securities decreased to 1.58% for the six months ended December 31, 2014 compared to 1.63% for the six months ended December 31, 2013, as a result of the maturity and sales of securities during the period and the continuing low interest rate environment. At December 31, 2014, investment securities classified as available-for-sale and held-to-maturity consisted entirely of government-sponsored mortgage-backed securities.

Mt. Washington Savings Bank

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Foreclosed Assets. Foreclosed assets totaled $143,000 at December 31, 2014 compared to $158,000 at June 30, 2014, as we sold $93,000 of foreclosed properties and added $78,000 of assets through foreclosure. At December 31, 2014, our foreclosed assets included two parcels of one- to four-family residential real estate.

Deposits. Deposits decreased by $775,000, or 1.3%, to $59.9 million at December 31, 2014 from $60.7 million at June 30, 2014. Our core deposits, which consist of all deposit account types except certificates of deposit, increased $2.5 million, or 17.3%, to $17.2 million at December 31, 2014 from $14.7 million at June 30, 2014. Certificates of deposit decreased $3.3 million, or 7.2%, to $42.7 million at December 31, 2014 from $46.1 million at June 30, 2014. During the six months ended December 31, 2014, management continued its strategy of pursuing growth in demand accounts and other lower cost core deposits. Demand accounts were first offered by the Bank during the year ended June 30, 2013 and totaled $5.4 million at December 31, 2014. Management intends to continue its efforts to increase core deposits, with a special emphasis on growth in consumer and business demand deposits.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances increased $1.8 million, or 10.4%, to $19.1 million at December 31, 2014 from $17.3 million at June 30, 2014. Management has pursued a strategy of periodically increasing these advances to take advantage of this low-cost source of funding during the low interest rate environment for growth in the Bank’s loans and investments. The aggregate cost of these advances was 1.52% at December 31, 2014, compared to the Bank’s cost of deposits of 1.04% at that date.

Stock Subscription Proceeds in Escrow. Stock subscription proceeds in escrow totaled $6.7 million at December 31, 2014, which represented funds received and held at the Bank for stock subscription orders received related to the Bank’s conversion from mutual to stock form. As the conversion was not completed as of December 31, 2014, the proceeds were held in escrow. Upon completion of the conversion on January 29, 2015, these funds were transferred to shareholders’ equity on the balance sheet of the Bank’s newly formed holding company MW Bancorp, Inc. The conversion resulted in the issuance of 876,163 shares of common stock at an offering price of $10.00 per share.

Total Equity. Total equity increased $88,000, or 0.9%, to $8.9 million at December 31, 2014 compared to June 30, 2014. The increase resulted from net income of $79,000 for the six months ended December 31, 2014, and a $9,000 decrease in the accumulated other comprehensive loss.

Comparison of Operating Results for the Three Months Ended December 31, 2014 and December 31, 2013

General. Our net income for the three months ended December 31, 2014 was $81,000, compared to a net loss of $411,000 for the three months ended December 31, 2013, an increase of $492,000. The increase in net income was primarily due to a $91,000 increase in net interest income, a $185,000 decrease in the provision for loan losses, a $57,000 increase in noninterest income, and a $159,000 decrease in noninterest expenses.

Mt. Washington Savings Bank

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Average Balance Sheets. The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of net deferred costs, discounts and premiums that are accreted to interest income.

	Three Months Ended December 31,
	2014			2013
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$75,361	$792	4.20%	$61,040	$669	4.38%
Investment securities	6,463	31	1.92%	10,686	55	2.06%
Other interest-earning assets (1)	5,324	30	2.25%	8,735	20	0.92%
Total interest-earning assets	87,148	853	3.92%	80,461	744	3.70%
Non-interest-earning assets	5,652			5,025
Allowance for loan losses	(1,560)			(1,397)
Total assets	$91,240			$84,089

Interest-bearing liabilities:
Interest-bearing demand	$4,036	7	0.69%	$344	-	0.03%
Money market accounts	3,215	4	0.50%	1,691	2	0.47%
Savings accounts	8,784	5	0.23%	10,201	5	0.20%
Certificates of deposit	43,499	156	1.43%	47,715	172	1.44%
Total deposits	59,534	172	1.16%	59,951	179	1.19%
FHLB advances	19,502	74	1.52%	12,447	49	1.57%
Total interest-bearing liabilities	79,036	246	1.25%	72,398	228	1.26%
Non-interest-bearing liabilities	3,296			1,949
Total liabilities	82,332			74,347
Equity	8,908			9,742
Total liabilities and equity	$91,240			$84,089

Net interest income		$607			$516
Net interest rate spread (2)			2.67%			2.44%
Net interest-earning assets (3)	$8,112			$8,063
Net interest margin (4)			2.79%			2.57%
Average interest-earning assets to interest-bearing liabilities	110.26%			111.14%

(1)	Consists of stock in the FHLB and interest bearing demand and time deposits in other banks.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earnings assets represents total interest-earning assets less total interest-bearing liabilities.
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

	For the three months ended December 31, 2014 vs. 2013
	Increase (decrease) due to
			Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$152	$(29)	$123
Investment securities	(20)	(4)	(24)
Other interest-earning assets	(10)	20	10
Total interest-earning assets	122	(13)	109

Interest-bearing liabilities:
Interest-bearing demand	$-	$7	$7
Money market accounts	2	-	2
Savings accounts	(1)	1	-
Certificates of deposit	(15)	(1)	(16)
Total deposits	(14)	7	(7)
FHLB advances	27	(2)	25
Total interest-bearing liabilities	13	5	18

Change in net interest income	$109	$(18)	$91

Interest Income. Interest income increased $109,000, or 14.7%, to $853,000 for the three months ended December 31, 2014 from $744,000 for the three months ended December 31, 2013. This increase was primarily attributable to a $123,000 increase in interest on loans receivable, which was partially offset by a $24,000 decrease in interest on investment securities. The average balance of loans during the three months ended December 31, 2014 increased by $14.3 million, or 23.5%, from the balance for the three months ended December 31, 2013, while the average yield on loans decreased by 18 basis points to 4.20% for the three months ended December 31, 2014 from 4.38% for the three months ended December 31, 2013. The decrease in average yield on loans was due to the declining interest rate environment, as well as an increase in payoffs of higher interest rate loans as customers refinanced loans at lower interest rates. The average balance of investment securities decreased $4.2 million to $6.5 million for the three months ended December 31, 2014 from $10.7 million for the three months ended December 31, 2013, while the average yield on investment securities decreased by 14 basis points to 1.92% for the three months ended December 31, 2014 from 2.06% for the three months ended December 31, 2013. The decrease in average yield on securities was due to the declining interest rate environment, as well as our decision to invest in shorter-term securities, which generally bear interest at a lower rate than longer-term securities. Interest income on other interest-earning assets, including certificates of deposit in other financial institutions, increased $10,000, or 50.0%, for the three months ended December 31, 2014, as an increase in the average yield of 133 basis points, to 2.25% for the three months ended December 31, 2014 was partially offset by a decrease in the average balance of $3.4 million period-to-period. The increase in interest income on other interest earning assets was due primarily to recognition of $13,000 of a $120,000 Bank Enterprise Award the Bank received during the period from the U.S. Government-sponsored Community Development Financial Institutions Fund (“CDFI”) based on certificates of deposit placed with qualifying financial institutions participating in the program. The award is being accreted into interest income over the remaining term of the certificates of deposit, and will result in recognition of interest income totaling approximately $13,000 per quarter over the next eight quarters.

Mt. Washington Savings Bank

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Interest Expense. Total interest expense increased $18,000, or 7.9%, to $246,000 for the three months ended December 31, 2014 from $228,000 for the three months ended December 31, 2013. Interest expense on deposit accounts decreased $7,000, or 3.9%, to $172,000 for the three months ended December 31, 2014 from $179,000 for the three months ended December 31, 2013. The decrease was primarily due to a decrease of $417,000, or 0.7%, in the average balance of deposits to $59.5 million for the three months ended December 31, 2014, and a decrease of 3 basis points in the average cost of interest-bearing deposits to 1.16% for the three months ended December 31, 2014 from 1.19% for the three months ended December 31, 2013, reflecting the declining interest rate environment.

Interest expense on FHLB advances increased $25,000 to $74,000 for the three months ended December 31, 2014 from $49,000 for the three months ended December 31, 2013. The average balance of advances increased by $7.1 million, or 56.7%, to $19.5 million for the three months ended December 31, 2014 compared to the three months ended December 31, 2013, while the average cost of these advances decreased by five basis points to 1.52% from 1.57%. As noted above, management elected to increase outstanding advances as a source of lower-cost funding.

Net Interest Income. Net interest income increased $91,000, or 17.6%, to $607,000 for the three months ended December 31, 2014 compared to $516,000 for the three months ended December 31, 2013. The increase reflected the increase in the interest rate spread to 2.67% for the three months ended December 31, 2014 from 2.44% for the three months ended December 31, 2013, while the average net interest earning assets increased $50,000 period-to-period. Our net interest margin increased to 2.79% for the three months ended December 31, 2014 from 2.57% for the three months ended December 31, 2013. The interest rate spread and net interest margin were impacted by a continuation of a low interest rate environment.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” we recorded a provision for loan losses of $15,000 for the three months ended December 31, 2014 and $200,000 for the three months ended December 31, 2013. The allowance for loan losses was $1.6 million, or 1.98% of total loans, at December 31, 2014, compared to $1.5 million, or 2.23% of total loans, at June 30, 2014. The decrease in the provision for loan losses in the three months ended December 31, 2014 compared to the three months ended December 31, 2013 was due primarily to lesser balances of nonperforming loans and delinquent loans in the 2014 period. Total nonperforming loans were $1.2 million at December 31, 2014, compared to $1.6 million at December 31, 2013. Classified loans declined to $1.3 million at December 31, 2014, compared to $2.2 million at December 31, 2013, and total loans past due greater than 30 days were $315,000 and $1.7 million at those respective dates. Net recoveries totaled $7,000 for the three months ended December 31, 2014, compared to net charge-offs of $51,000 for the three months ended December 31, 2013. As a percentage of nonperforming loans, the allowance for loan losses was 130.1% at December 31, 2014 compared to 98.3% at December 31, 2013. Management has continued a strategy focused on resolution of problem loans and a reduction of the Bank’s volume of nonperforming loans. The provision for loan losses in the three months ended December 31, 2014 and 2013 was attributable primarily to estimated losses recognized on certain impaired loans as well as the Bank’s overall growth in loans and the change in the loan product mix, as the Bank continued its efforts to diversify the loan portfolio from its traditional focus on one-to four-family residential loans.

Mt. Washington Savings Bank

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The allowance for loan losses reflects the estimate we believe to be appropriate to cover probable incurred losses in the loan portfolio at December 31, 2014 and 2013. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income increased $57,000 to $65,000 for the three months ended December 31, 2014 from $8,000 for the three months ended December 31, 2013. The increase was primarily due to the effects of a gain on sale of foreclosed assets of $17,000 in the 2014 period compared to a loss on sale of $18,000 in the 2013 period, and an increase in gain on sale of loans of $18,000 in the 2014 period, as the Bank continued a program to sell certain loans in the secondary market.

Non-Interest Expense. Non-interest expense decreased $159,000, or 21.6%, to $576,000 for the three months ended December 31, 2014 compared to $735,000 for the three months ended December 31, 2013. The decrease was due primarily to a $32,000 decrease in salaries, employee benefits and directors fees, a $14,000 decrease in data processing, a $15,000 decrease in franchise taxes, a $35,000 decrease in advertising and decreases in most other expense categories. The decrease in compensation was due primarily to a decrease of $16,000 in directors fees, as the Bank’s Board members elected to reduce Board fees in order to enhance the Bank’s financial performance, and the effects of a nonrecurring $43,000 severance charge recognized in the 2013 period, due to departures of certain Bank employees, which were partially offset by an incentive discretionary bonus paid to the Bank’s employees totaling approximately $32,000. The decrease in data processing was due primarily to a one-time $10,000 refund the Bank received during the quarter from its data processing provider. The decrease in franchise taxes was due to a decline in the franchise tax rate implemented in 2014. The decrease in advertising and other expense categories resulted from management’s continuing efforts to control operating costs.

Non-interest expense can be expected to increase because of costs associated with operating as a public company and increased compensation costs related to possible implementation of one or more stock-based benefit plans, if approved by our stockholders.

Mt. Washington Savings Bank

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Federal Income Taxes. The Bank did not record federal income taxes in either of the three month periods ended December 31, 2014 and 2013, primarily as a result of the net operating loss carryforward available as well as the full impairment valuation allowance maintained on the Bank’s deferred tax assets. Management evaluated the deferred tax asset based upon a projection of future operating results and determined that a full impairment valuation allowance was required at both December 31, 2014 and 2013. The Bank has a total valuation allowance on its net deferred tax assets of $2.1 million at December 31, 2014. The deferred tax asset will only be recognized in future periods when it is more likely than not that the net deferred tax asset can be realized, primarily through the generation of sustainable taxable income.

Comparison of Operating Results for the Six Months Ended December 31, 2014 and December 31, 2013

General. Our net income for the six months ended December 31, 2014 was $79,000, compared to a net loss of $435,000 for the six months ended December 31, 2013, an increase of $514,000. The increase in net income was primarily due to a $158,000 increase in net interest income, a $200,000 decrease in the provision for loan losses, a $15,000 increase in noninterest income, and a $156,000 decrease in noninterest expenses which were partially offset by a $15,000 increase in federal income taxes.

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

	Six Months Ended December 31,
	2014			2013
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$72,879	$1,534	4.21%	$62,472	$1,311	4.20%
Investment securities	6,949	55	1.58%	11,657	95	1.63%
Other interest-earning assets(1)	6,070	54	1.78%	8,753	40	0.91%
Total interest-earning assets	85,898	1,643	3.83%	82,882	1,446	3.49%
Non-interest-earning assets	5,423			4,298
Allowance for loan losses	(1,551)			(1,578)
Total assets	$89,770			$85,602

Interest-bearing liabilities:
Interest-bearing demand	$3,661	13	0.71%	$658	-	0.01%
Money market accounts	3,215	8	0.50%	2,677	3	0.22%
Savings accounts	8,917	9	0.20%	9,946	10	0.20%
Certificates of deposit	44,228	320	1.45%	47,248	343	1.45%
Total deposits	60,021	350	1.17%	60,529	356	1.18%
FHLB advances	18,291	138	1.51%	13,897	93	1.34%
Total interest-bearing liabilities	78,312	488	1.25%	74,426	449	1.21%
Non-interest-bearing liabilities	2,941			2,320
Total liabilities	81,253			76,746
Equity	8,517			8,856
Total liabilities and equity	$89,770			$85,602

Net interest income		$1,155			$997
Net interest rate spread (2)			2.58%			2.28%
Net interest-earning assets (3)	$7,586			$8,456
Net interest margin (4)			2.69%			2.41%
Average interest-earning assets to interest-bearing liabilities	109.69%			111.36%

(1)	Consists of stock in the FHLB and interest bearing demand and time deposits in other banks.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earnings assets represents total interest-earning assets less total interest-bearing liabilities.
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

	For the six months ended December 31, 2014 vs. 2013
	Increase (decrease) due to
			Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$219	$4	$223
Investment securities	(37)	(3)	(40)
Other interest-earning assets	(15)	29	14
Total interest-earning assets	167	30	197

Interest-bearing liabilities:
Interest-bearing demand	$-	$13	$13
Money market accounts	1	4	5
Savings accounts	(1)	-	(1)
Certificates of deposit	(22)	(1)	(23)
Total deposits	(22)	16	(6)
FHLB advances	32	13	45
Total interest-bearing liabilities	10	29	39

Change in net interest income	$157	$1	$158

Interest Income. Interest income increased $197,000, or 13.6%, to $1.6 million for the six months ended December 31, 2014 from $1.4 million for the six months ended December 31, 2013. This increase was primarily attributable to a $223,000 increase in interest on loans receivable, which was partially offset by a $40,000 decrease in interest on investment securities. The average balance of loans during the six months ended December 31, 2014 increased by $10.4 million, or 16.7%, from the average balance for the six months ended December 31, 2013, while the average yield on loans increased by one (1) basis point to 4.21% for the six months ended December 31, 2014 from 4.20% for the six months ended December 31, 2013. The average balance of investment securities decreased $4.7 million to $6.9 million for the six months ended December 31, 2014 from $11.7 million for the six months ended December 31, 2013, while the average yield on investment securities decreased by five (5) basis points to 1.58% for the six months ended December 31, 2014 from 1.63% for the six months ended December 31, 2013. The decrease in average yield on securities was due to the declining interest rate environment, as well as our decision to invest in shorter-term securities, which generally bear interest at a lower rate than longer-term securities. Interest income on other interest-bearing deposits, including certificates of deposit in other financial institutions, increased $14,000, or 35.0%, for the six months ended December 31, 2014, as an increase in the average yield of 87 basis points, to 1.78% for the six months ended December 31, 2014 was partially offset by a decrease in the average balance of $2.7 million period-to-period. The increase in interest income on other interest earning deposits was due primarily to recognition of $17,000 of a $120,000 Bank Enterprise Award the Bank received during the period from the U.S. Government-sponsored Community Development Financial Institutions Fund (“CDFI”) based on certificates of deposit placed with qualifying financial institutions participating in the program. The award is being accreted into interest income over the remaining term of the certificates of deposit, and will result in recognition of interest income totaling approximately $13,000 per quarter over the next eight quarters.

Mt. Washington Savings Bank

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Interest Expense. Total interest expense increased $39,000, or 8.7%, to $488,000 for the six months ended December 31, 2014 from $449,000 for the six months ended December 31, 2013. Interest expense on deposit accounts decreased $6,000, or 1.7%, to $350,000 for the six months ended December 31, 2014 from $356,000 for the six months ended December 31, 2013. The decrease was primarily due to a decrease of $508,000, or 0.8%, in the average balance of deposits, to $60.0 million for the six months ended December 31, 2014, and a decrease of one (1) basis point in the average cost of interest-bearing deposits, to 1.17% for the six months ended December 31, 2014, from 1.18% for the six months ended December 31, 2013, reflecting the declining interest rate environment.

Interest expense on FHLB advances increased $45,000, or 48.4%, to $138,000 for the six months ended December 31, 2014 from $93,000 for the six months ended December 31, 2013. The average balance of advances increased by $4.4 million, or 31.6%, to $18.3 million for the six months ended December 31, 2014 compared to the six months ended December 31, 2013, while the average cost of these advances increased by 17 basis points to 1.51% for the six months ended December 31, 2014, from 1.34% for the six months ended December 31, 2013. As noted above, management elected to increase outstanding advances as a source of lower-cost funding.

Net Interest Income. Net interest income increased $158,000, or 15.8%, to $1.2 million for the six months ended December 31, 2014 compared to $997,000 for the six months ended December 31, 2013. The increase reflected the increase in the interest rate spread to 2.58% for the six months ended December 31, 2014 from 2.28% for the six months ended December 31, 2013, while the average net interest earning assets decreased $870,000, or 10.3%, period-to-period. Our net interest margin increased by 28 basis points to 2.69% for the six months ended December 31, 2014, from 2.41% for the six months ended December 31, 2013. The interest rate spread and net interest margin were impacted by a continuation of a low interest rate environment.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” we recorded a provision for loan losses of $30,000 for the six months ended December 31, 2014 and $230,000 for the six months ended December 31, 2013. The allowance for loan losses was $1.6 million, or 1.98% of total loans, at December 31, 2014, compared to $1.5 million, or 2.23% of total loans, at June 30, 2014. The decrease in the provision for loan losses in the six months ended December 31, 2014 compared to the six months ended December 31, 2013 was due primarily to lesser balances of nonperforming loans and delinquent loans in the 2014 period as compared to the 2013 period. Total nonperforming loans were $1.2 million at December 31, 2014, compared to $1.6 million at December 31, 2013. Classified loans declined to $1.3 million at December 31, 2014, compared to $2.2 million at December 31, 2013, and total loans past due greater than 30 days were $315,000 and $1.7 million at those respective dates. Net recoveries totaled $6,000 for the six months ended December 31, 2014, compared to net charge-offs of $51,000 for the six months ended December 31, 2013. As a percentage of nonperforming loans, the allowance for loan losses was 130.1% at December 31, 2014 compared to 98.3% at December 31, 2013. Management has continued a strategy focused on resolution of problem loans and a reduction of the Bank’s volume of nonperforming loans. The provision for loan losses in the six months ended December 31, 2014 and 2013 was attributable primarily to estimated losses recognized on certain impaired loans as well as the Bank’s overall growth in loans and the change in the loan product mix, as the Bank continued its efforts to diversify the loan portfolio from its traditional focus on one-to four-family residential loans.

Mt. Washington Savings Bank

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The allowance for loan losses reflects the estimate we believe to be appropriate to cover probable incurred losses in the loan portfolio at December 31, 2014 and 2013. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income increased $15,000, or 16.7%, to $105,000 for the six months ended December 31, 2014 from $90,000 for the six months ended December 31, 2013. The increase was primarily due to an increase in gains on sale of loans of $23,000 period-to-period, as the Bank continued a program to sell certain loans in the secondary market, which was partially offset by an $8,000 decrease in gains of sales of foreclosed real estate.

Non-Interest Expense. Non-interest expense decreased $156,000, or 11.9%, to $1.2 million for the six months ended December 31, 2014, compared to $1.3 million for the six months ended December 31, 2013. The decrease was due primarily to a $45,000 decrease in salaries, employee benefits and directors fees, a $34,000 decrease in franchise taxes, a $39,000 decrease in advertising and decreases in most other operating expense categories. The decrease in compensation was due primarily to a decrease of $30,000 in directors fees, as the Bank’s Board members elected to reduce Board fees in order to enhance the Bank’s financial performance, and the effects of a nonrecurring $53,000 severance charge recognized in the 2013 period, due to departures of certain Bank employees and a $38,000 decrease in employee health care expense, which were partially offset by a $70,000 increase in employee compensation period-to-period. The increase in compensation expense was due to the addition of new Bank staff, including a senior lending officer, and payment of bonus incentive compensation to the Bank’s employees totaling approximately $32,000. The decrease in franchise taxes was due to the decline in the franchise tax rate which was effective in 2014. The decrease in advertising and other expense categories resulted from management’s continuing efforts to control operating costs.

Non-interest expense can be expected to increase because of costs associated with operating as a public company and increased compensation costs related to possible implementation of one or more stock-based benefit plans, if approved by our stockholders.

Mt. Washington Savings Bank

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Federal Income Taxes. Federal income tax credits decreased by $15,000 due to a benefit of $15,000 recognized for the six months ended December 31, 2013. The Bank did not record federal income tax expense for the six months ended December 31, 2014 due to the availability of net operating loss carryforwards. The federal income tax benefit recognized in the 2013 period related primarily to the tax effects of changes in the accumulated other comprehensive income, required as a result of the full impairment valuation allowance maintained on the Bank’s deferred tax assets in fiscal 2013. Management evaluated the deferred tax asset based upon a projection of future operating results and determined that a full impairment valuation allowance was required at both December 31, 2014 and 2013. The Bank has a total valuation allowance on its net deferred tax assets of $2.1 million at December 31, 2014. The deferred tax asset will only be recognized in future periods when it is more likely than not that the net deferred tax asset can be realized, primarily through the generation of sustainable taxable income.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities, sales or calls of securities. We also have the ability to borrow from the FHLB. At December 31, 2014, we had the capacity to borrow approximately $20.9 million from the FHLB and have an additional $5.0 million on a line of credit with the FHLB. At December 31, 2014, we had $19.1 million outstanding in advances from the FHLB.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $1.3 million and $43,000 for the six months ended December 31, 2014 and 2013, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $8.1 million and $3.7 million for the six months ended December 31, 2014 and 2013, respectively. During the six months ended December 31, 2014 and 2013, we purchased $0 and $4.3 million, respectively and sold $0 and $3.6 million, respectively, in securities designated as available-for-sale. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and Federal Home Loan Bank advances, and in the 2014 period included the proceeds from the stock subscriptions held in escrow, was $7.7 million and $3.7 million for the six months ended December 31, 2014 and 2013, respectively. These funding increases also reflected our strategy of borrowing at lower interest rates to fund loan originations.

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

Mt. Washington Savings Bank

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

At December 31, 2014, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $9.0 million, or 9.3% of adjusted total assets, which is above the well-capitalized required level of $4.8 million, or 5.0%; and total risk-based capital of $9.7 million, or 17.6% of risk-weighted assets, which is above the well-capitalized required level of $5.5 million, or 10.0%. Accordingly, Mt. Washington Savings Bank was categorized as well capitalized at December 31, 2014. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At December 31, 2014, we had outstanding commitments to originate loans of $5.7 million, including undisbursed funds on construction loans and funds available on undrawn lines of credit. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2014 totaled $18.4 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. At December 31, 2014, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

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

MW Bancorp, Inc.

Date:	February 9, 2015	By:	/s/Gregory P. Niesen
Gregory P. Niesen
President and Chief Executive Officer

Date:	February 9, 2015	By:	/s/Shelly Alltop
Shelly Alltop
Executive Vice President and Chief Financial Officer

