Form 10-Q
period 2015-03-31
MW Bancorp, Inc.
filed 2015-05-15
CIK 1600065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐                No  ☒

As of May 11, 2015, the latest practicable date, 876,163 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

MW Bancorp, Inc.

Part I – Financial Information

Item 1. Financial Statements

MW Bancorp, Inc.

Condensed Consolidated Balance Sheets

March 31, 2015 and June 30, 2014

(In thousands, except share data)

	March 31,	June 30,
	2015	2014
	(Unaudited)

Assets

Cash and due from banks	$82	$1,793
Interest-bearing demand deposits	4,857	2,677

Cash and cash equivalents	4,939	4,470

Interest-bearing time deposits in other financial institutions	3,100	3,998
Available-for-sale securities	4,043	5,416
Held-to-maturity securities (fair value of $1,756 at March 31, 2015 and $2,326 at June 30, 2014)	1,826	2,374
Loans, net of allowance for loan losses of $1,599 and $1,537	80,443	67,284
Premises and equipment, net	342	385
Federal Home Loan Bank stock, at cost	1,164	1,164
Foreclosed assets, net	78	158
Accrued interest receivable	214	187
Company owned life insurance	3,351	3,282
Other assets	113	395

Total assets	$99,613	$89,113

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand and money market	$10,301	$5,597
Savings	9,078	9,058
Time	42,826	46,055

Total deposits	62,205	60,710

Federal Home Loan Bank advances	21,540	17,333
Directors deferred compensation	-	2,012
Other liabilities	189	229

Total liabilities	83,934	80,284

Commitments and Contigent Liabilities	-	-

Shareholders' Equity
Preferred stock - authorized 1,000,000 shares, $0.01 par value, none issued	-	-
Common stock - authorized 30,000,000 shares, $0.01 par value, 876,163 shares issued and outstanding at March 31, 2015	9	-
Additional paid-in capital	7,386	-
Shares acquired by ESOP	(701)	-
Retained earnings	9,064	8,922
Accumulated other comprehensive loss	(79)	(93)

Total equity	15,679	8,829

Total liabilities and equity	$99,613	$89,113

See Notes to Condensed Consolidated Financial Statements

MW Bancorp, Inc.

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended March 31, 2015 and 2014

(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
	(Unaudited)
Interest Income
Loans, including fees	$808	$695	$2,342	$2,006
Taxable securities	23	45	78	126
Tax exempt securities	-	10	-	24
Interest-bearing deposits	33	24	87	64

Total interest income	864	774	2,507	2,220

Interest Expense
Deposits	173	177	523	533
Federal Home Loan Bank advances	74	57	212	150

Total interest expense	247	234	735	683

Net Interest Income	617	540	1,772	1,537

Provision for Loan Losses	5	15	35	245

Net Interest Income After Provision for Loan Losses	612	525	1,737	1,292

Noninterest Income
Gain on sale of loans	12	9	39	13
Gain (loss) on sale of foreclosed assets, net	(3)	87	15	113
Income from Bank owned life insurance	22	23	69	71
Other operating	8	10	21	22
Total noninterest income	39	129	144	219

Noninterest Expense
Salaries, employee benefits and directors fees	331	330	1,021	1,065
Occupancy and equipment	36	40	102	119
Data processing	28	27	68	70
Franchise taxes	13	17	51	89
FDIC insurance premiums	12	17	49	57
Professional services	74	46	199	161
Advertising	6	12	28	73
Office supplies	5	12	19	29
Business entertainment	9	3	25	27
Other	74	55	177	176

Total noninterest expense	588	559	1,739	1,866

Income (Loss) Before Federal Income Taxes (Benefits)	63	95	142	(355)

Federal Income Tax Expense (Benefit)	-	(14)	-	(29)

Net Income (Loss)	$63	$109	$142	$(326)

See Notes to Condensed Consolidated Financial Statements

MW Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Three and Nine Months Ended March 31, 2015 and 2014

(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
	(Unaudited)
Net income (loss)	$63	$109	$142	$(326)

Other comprehensive income:
Unrealized holding gains on securities available for sale	1	41	6	47

Net unrealized holding loss at time of transfer for available-for-sale securities transferred to held-to-maturity	-	-	-	(31)

Amortization of net unrealized holding loss on held-to-maturity securities	4	1	8	4

Net unrealized gains	5	42	14	20
Tax effect	-	(14)	-	(29)
Total other comprehensive income (loss)	5	28	14	(9)

Comprehensive income (loss)	$68	$137	$156	$(335)

See Notes to Condensed Consolidated Financial Statements

MW Bancorp, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

For the Nine Months Ended March 31, 2015 and 2014

(In thousands)

Nine Months Ended March 31, 2015

					Accumulated
		Additional	Shares		Other
	Common	Paid-in	Acquired	Retained	Comprehensive	Total
	Stock	Capital	by ESOP	Earnings	Income (Loss)	Equity
	(Unaudited)
Beginning Balance	$-	$-	$-	$8,922	$(93)	$8,829

Proceeds from issuance of common stock	9	7,386	(701)	-	-	6,694

Net income	-	-	-	142	-	142

Other comprehensive income	-	-	-	-	14	14

Ending Balance	$9	$7,386	$(701)	$9,064	$(79)	$15,679

Nine Months Ended March 31, 2014

					Accumulated
		Additional	Shares		Other
	Common	Paid-in	Acquired	Retained	Comprehensive	Total
	Stock	Capital	by ESOP	Earnings	Income (Loss)	Equity
	(Unaudited)
Beginning Balance	$-	$-	$-	$9,404	$(124)	$9,280

Net loss	-	-	-	(326)	-	(326)

Other comprehensive income (loss)	-	-	-	-	(10)	(10)

Ending Balance	$-	$-	$-	$9,078	$(134)	$8,944

See Notes to Condensed Consolidated Financial Statements

MW Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

Nine Months Ended March 31, 2015 and 2014

(In thousands)

	Nine Months Ended March 31,
	2015	2014
	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$142	$(326)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	68	65
Amortization of premiums and discounts on securities, net	70	57
Accretion of deferred loan origination fees and costs, net	(37)	(19)
Provision for loan losses	35	245
Gain on sale of loans	(39)	(13)
Proceeds from sales of loans	1,973	733
Loans originated for sale	(1,948)	(724)
Gain on sale of foreclosed assets	(15)	(113)
Impairment loss on foreclosed assets	-	13
Net changes in:
Accrued interest receivable	(27)	(31)
Other assets	296	(297)
Cash surrender value of life insurance	(69)	(71)
Other liabilities	(40)	(90)
Directors deferred compensation	(2,012)	(17)

Net cash used in operating activities	(1,603)	(588)

Cash Flows from Investing Activities
Net change in interest-bearing deposits in other financial institutions	898	(1,748)
Purchases of available-for-sale securities	-	(5,117)
Proceeds from maturities of available-for-sale securities	500	-
Principal repayments of held-to-maturity securities	549	357
Proceeds from sales of available-for-sale securities	-	3,562
Principal repayments from available-for-sale mortgage-backed securities	816	568
Net change in loans	(13,235)	(4,539)
Purchase of premises and equipment	(25)	(155)
Proceeds from sale of foreclosed assets	173	764

Net cash used in investing activities	(10,324)	(6,308)

Cash Flows from Financing Activities
Net change in deposits	1,495	1,672
Proceeds from Federal Home Loan Bank advances	14,500	5,000
Repayment of Federal Home Loan Bank advances	(10,293)	(1,025)
Proceeds from issuance of common stock	6,694	-

Net cash provided by financing activities	12,396	5,647

Net Change in Cash and Cash Equivalents	469	(1,249)

Beginning Cash and Cash Equivalents	4,470	4,064

Ending Cash and Cash Equivalents	$4,939	$2,815

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and borrowings	$729	$678
Income taxes	$-	$-
Supplemental Disclosure of Noncash Investing Activities
Transfer of securities from available for sale to held to maturity at fair value	$-	$2,894
Transfer from foreclosed assets to loans	$-	$128
Transfers from loans to foreclosed assets	$78	$-
Recognition of deferred gain on sale of foreclosed assets	$-	$18

See Notes to Condensed Consolidated Financial Statements

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1:	Basis of Presentation

MW Bancorp, Inc. (the “Company” or the “Registrant”), headquartered in Cincinnati, Ohio, was formed to serve as the stock holding company for Mt. Washington Savings Bank (the “Bank”) following its mutual-to-stock conversion. The conversion was completed effective January 29, 2015. The Company issued 876,163 shares at an offering price of $10.00 per share.

The accompanying unaudited condensed balance sheet of the Company as of June 30, 2014, which has been derived from audited financial statements, and unaudited condensed consolidated financial statements of the Company as of March 31, 2015 and for the three and nine months ended March 31, 2015 and 2014, were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed financial statements should be read in conjunction with the financial statements and notes thereto of the Company for the year ended June 30, 2014 included in the Registrant’s Form S-1. Reference is made to the accounting policies of the Company described in the Notes to the Financial Statements contained in the Form S-1.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included to present fairly the financial position as of March 31, 2015 and the results of operations for the three and nine months ended March 31, 2015 and 2014, and cash flows for the nine months ended March 31, 2015 and 2014. All interim amounts have not been audited and the results of operations for the three and nine months ended March 31, 2015, herein are not necessarily indicative of the results of operations to be expected for the entire fiscal year.

Principles of Consolidation

The consolidated financial statements as of and for the periods ended March 31, 2015, include MW Bancorp, Inc. and its wholly owned subsidiary, Mt. Washington Savings Bank, together referred to as “the Company.” Intercompany transactions and balances have been eliminated in consolidation. The financial statements as of June 30, 2014 and for the three and nine months ended March 31, 2014 represent Mt. Washington Savings Bank only, as the conversion to stock form, including the formation of MW Bancorp, Inc. was completed on January 29, 2015. References herein to the “Company” for periods prior to the completion of the stock conversion should be deemed to refer to the “Bank”.

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

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, valuation of deferred tax assets and fair values of financial instruments.

Earnings Per Share

Earnings per share disclosures are not applicable to the three and nine month periods ended March 31, 2015 and 2014, as the Company completed the conversion to stock form on January 29, 2015.

Reclassifications

Certain reclassifications have been made to the June 30, 2014 balance sheet to conform to the March 31, 2015 balance sheet presentation. These reclassifications had no effect on results of operations or equity.

Note 2:	Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale Securities:
March 31, 2015
Mortgage-backed securities of U.S. government sponsored entities - residential	$4,017	$31	$(5)	$4,043

June 30, 2014
U. S. Government agency bonds	$500	$2	$-	$502
Mortgage-backed securities of U.S. government sponsored entities - residential	4,896	22	(4)	4,914

	$5,396	$24	$(4)	$5,416

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Held-to-maturity Securities:
March 31, 2015
Mortgage-backed securities of U.S. government sponsored entities - residential	$1,826	$-	$(70)	$1,756

June 30, 2014
Mortgage-backed securities of U.S. government sponsored entities - residential	$2,374	$-	$(48)	$2,326

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at March 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2015
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities of U.S. government sponsored entities - residential - not due at a single maturity date	$4,017	$4,043	$1,826	$1,756

The Company had no sales of investment securities during the three and nine month periods ended March 31, 2015. Proceeds from sales of investment securities during the nine month period ended March 31, 2014 were $3.6 million and such sale did not result in recognition of a gain or loss in that period. The Company had no sales of investment securities during the three month period ended March 31, 2014.

The Company had not pledged any of its investment securities at March 31, 2015 and June 30, 2014.

At March 31, 2015 and June 30, 2014, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of the Company’s equity.

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

On August 1, 2013, the Company reclassified its collateralized mortgage obligation portfolio to held-to-maturity from available-for sale because management intends to hold these securities to maturity. The securities had a total amortized cost of $2.925 million and a corresponding fair value of $2.894 million, therefore the gross unrealized loss on these securities at the date of transfer was $31,000. The unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive loss and is being amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the remaining holding loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the losses for securities transferred from available-for-sale to held-to-maturity was $18,000 at March 31, 2015.

The following tables show the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2015 and June 30, 2014:

	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
March 31, 2015
Available-for-sale Securities:
Mortgage-backed securities of U.S. sponsored entities - residential	$-	$-	$631	$(5)	$631	$(5)

Held-to-maturity Securities:
Mortgage-backed securities - of U.S. sponsored entities - residential	-	-	1,756	(70)	1,756	(70)

	$-	$-	$2,387	$(75)	$2,387	$(75)
June 30, 2014
Available-for-sale Securities:
Mortgage-backed securities of U.S. sponsored entities - residential	$1,365	$(4)	$-	$-	$1,365	$(4)

Held-to-maturity Securities:
Mortgage-backed securities - of U.S. sponsored entities - residential	2,326	(48)	-	-	2,326	(48)

	$3,691	$(52)	$-	$-	$3,691	$(52)

Other-than-temporary Impairment

At March 31, 2015 and June 30, 2014, all of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2015 and June 30, 2014.

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 3:	Loans and Allowance for Loan Losses

Loans at March 31, 2015 and June 30, 2014 include:

	March 31,	June 30,
	2015	2014
	(In thousands)
Real estate loans
One- to four-family residential	$60,586	$54,069
Multi-family residential	5,480	2,124
Commercial	12,520	8,998
Construction	2,018	2,796
Consumer and other	1,404	812

Total loans	82,008	68,799

Less:
Net deferred loan costs	(34)	(22)
Allowance for loan losses	1,599	1,537

Net loans	$80,443	$67,284

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present, by portfolio segment, the activity in the allowance for loan losses for the three and nine months ended March 31, 2015:

	Real Estate
	1-4 Family	1-4 Family
	Owner	Non-Owner	Multi-
	Occupied	Occupied	family	Commercial		Construction	Consumer	Total
	(In thousands)
Three Months Ended March 31, 2015
Allowance for loan losses:
Balance, January 1, 2015	$1,105	$282	$2	$145		$39	-	$1,573
Provision for loan losses	7	24	-	(25)		1	(2)	5
Charge-offs	-	-	-	-		-	-	-
Recoveries	19	-	-	-		-	2	21

Balance, March 31, 2015	$1,131	$306	$2	$120	#	$40	$-	$1,599

Nine Months Ended March 31, 2015
Allowance for loan losses:
Balance, July 1, 2014	$1,065	$278	$33	$105		$56	$-	$1,537
Provision for loan losses	43	28	(31)	15		(16)	(4)	35
Charge-offs	(3)	-	-	-		-	-	(3)
Recoveries	26	-	-	-		-	4	30

Balance, March 31, 2015	$1,131	$306	$2	$120		$40	$-	$1,599

	Real Estate
	1-4 Family	1-4 Family
	Owner	Non-Owner	Multi-
	Occupied	Occupied	family	Commercial	Construction	Consumer	Total
	(In thousands)
March 31, 2015
Allowance for loan losses:
Ending balance, individually evaluated for impairment	$138	$93	$-	$-	$-	$-	$231

Ending balance, collectively evaluated for impairment	$993	$213	$2	$120	$40	$-	$1,368

Loans:
Ending balance	$49,911	$10,675	$5,480	$12,520	$2,018	$1,404	$82,008

Ending balance; individually evaluated for impairment	$1,319	$297	$-	$154	$-	$-	$1,770

Ending balance; collectively evaluated for impairment	$48,592	$10,378	$5,480	$12,366	$2,018	$1,404	$80,238

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present, by portfolio segment, the activity in the allowance for loan losses for the three and nine months ended March 31, 2014:

	Real Estate
	1-4 Family	1-4 Family
	Owner	Non-Owner	Multi-
	Occupied	Occupied	family	Commercial		Construction	Consumer	Total
	(In thousands)
Three Months Ended March 31, 2014
Allowance for loan losses:
Balance, January 1, 2014	$1,093	$309	$16	$126		$29	5	$1,578
Provision for loan losses	(125)	84	43	5		7	1	15
Charge-offs	(1)	-	-	-		-	-	(1)
Recoveries	6	-	-	-		-	-	6

Balance, March 31, 2014	$973	$393	$59	$131	#	$36	$6	$1,598

Nine Months Ended March 31, 2014
Allowance for loan losses:
Balance, July 1, 2013	$1,008	$273	$19	$77		$15	$6	$1,398
Provision for loan losses	12	120	40	54		21	(2)	245
Charge-offs	(55)	-	-	-		-	-	(55)
Recoveries	8	-	-	-		-	2	10

Balance, March 31, 2014	$973	$393	$59	$131		$36	$6	$1,598

June 30, 2014
Allowance for loan losses:
Ending balance, individually evaluated for impairment	$205	$114	$-	$-		$-	$-	$319

Ending balance, collectively evaluated for impairment	$860	$164	$33	$105		$56	$-	$1,218

Loans:
Ending balance	$45,255	$8,814	$2,124	$8,998		$2,796	$812	$68,799

Ending balance; individually evaluated for impairment	$1,810	$340	$-	$159		$-	$-	$2,309

Ending balance; collectively evaluated for impairment	$43,445	$8,474	$2,124	$8,839		$2,796	$812	$66,490

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of March 31, 2015 and June 30, 2014.

	March 31, 2015
	Real Estate
	1-4 Family	1-4 Family
	Owner	Non-Owner	Multi-
	Occupied	Occupied	family	Commercial	Construction	Consumer	Total
	(In thousands)
Pass	$48,764	$9,950	$5,480	$12,520	$2,018	$1,404	$80,136
Special mention	-	-	-	-	-	-	-
Substandard	1,147	725	-	-	-	-	1,872
Doubtful	-	-	-	-	-	-	-

Total	$49,911	$10,675	$5,480	$12,520	$2,018	$1,404	$82,008

	June 30, 2014
	Real Estate
	1-4 Family	1-4 Family
	Owner	Non-Owner	Multi-
	Occupied	Occupied	family	Commercial	Construction	Consumer	Total
	(In thousands)
Pass	$43,724	$8,434	$2,124	$8,998	$2,796	$812	$66,888
Special mention	-	-	-	-	-	-	-
Substandard	1,531	380	-	-	-	-	1,911
Doubtful	-	-	-	-	-	-	-

Total	$45,255	$8,814	$2,124	$8,998	$2,796	$812	$68,799

The Company has a portfolio of loans designated as subprime, defined as those loans made to borrowers with a credit score below 660. These loans are primarily secured by 1-4 family real estate, including both owner-occupied and non-owner occupied properties. Subprime loans totaled $6.6 million and $9.3 million at March 31, 2015 and June 30, 2014, respectively. The decrease was due primarily to updated credit reviews of borrowers in the portfolio and the Company concluded that certain borrowers no longer met the criteria for subprime credit status.

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the past year.

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of March 31, 2015 and June 30, 2014:

	March 31, 2015
							Total Loans >
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
	(In thousands)
Real estate
1-4 family owner-occupied	$-	$-	$-	$-	$49,911	$49,911	$-
1-4 family non-owner occupied	-	-	-	-	10,675	10,675	-
Multi-family residential	-	-	-	-	5,480	5,480	-
Commercial	88	-	-	88	12,432	12,520	-
Construction	-	-	-	-	2,018	2,018	-
Consumer and other	-	-	-	-	1,404	1,404	-

Total	$88	$-	$-	$88	$81,920	$82,008	$-

	June 30, 2014
							Total Loans >
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
	(In thousands)
Real estate
1-4 family owner-occupied	$430	$-	$402	$832	$44,423	$45,255	$-
1-4 family non-owner occupied	-	-	-	-	8,814	8,814	-
Multi-family residential	-	-	-	-	2,124	2,124	-
Commercial	-	-	-	-	8,998	8,998	-
Construction	-	-	-	-	2,796	2,796	-
Consumer and other	-	-	-	-	812	812	-

Total	$430	$-	$402	$832	$67,967	$68,799	$-

A loan is considered impaired when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming multi-family and commercial loans but also include loans modified in troubled debt restructurings.

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents impaired loan information as of and for the three and nine months ended March 31, 2015:

				For the Three Months Ended		For the Nine Months Ended
	As of March 31, 2015			March 31, 2015		March 31, 2015
		Unpaid	Allowance for Loan	Average	Interest	Average	Interest
	Recorded Investment	Principal Balance	Losses Allocated	Recorded Investment	Income Recognized	Recorded Investment	Income Recognized
	(In thousands)
Loans with no related allowance recorded:
Real estate
1-4 family owner-occupied	$778	$933	$-	$983	$-	1,061	$-
1-4 family non-owner occupied	74	89	-	95	-	93	-
Multi-family residential	-	-	-	-	-	-	-
Commercial	154	169	-	155	-	155	-
Construction	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-

Loans with an allowance recorded:
Real estate
1-4 family owner-occupied	541	613	138	555	-	559	-
1-4 family non-owner occupied	223	257	93	225	-	228	-
Multi-family residential	-	-	-	-	-	-	-
Commercial	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-

Totals	$1,770	$2,061	$231	$2,013	$-	$2,096	$-

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents impaired loan information as of June 30, 2014 and for the three and nine months ended March 31, 2014:

				For the Three Months Ended		For the Nine Months Ended
	As of June 30, 2014			March 31, 2014		March 31, 2014
		Unpaid	Allowance for Loan	Average	Interest	Average	Interest
	Recorded Investment	Principal Balance	Losses Allocated	Recorded Investment	Income Recognized	Recorded Investment	Income Recognized
	(In thousands)
Loans with no related allowance recorded:
Real estate
1-4 family owner-occupied	$918	$1,003	$-	$1,313	$-	$1,218	$-
1-4 family non-owner occupied	102	114	-	82	-	84	-
Multi-family residential	-	-	-	-	-	178	-
Commercial	159	159	-	176	-	-	-
Construction	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-

Loans with an allowance recorded:
Real estate
1-4 family owner-occupied	892	905	205	955	-	943	-
1-4 family non-owner occupied	238	263	114	308	-	313	-
Multi-family residential	-	-	-	-	-	53	-
Commercial	-	-	-	53	-	-	-
Construction	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-

Totals	$2,309	$2,444	$319	$2,887	$-	$2,789	$-

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the Company’s nonaccrual loans at March 31, 2015 and June 30, 2014. The table excludes performing troubled debt restructurings.

	March 31,	June 30,
	2015	2014
	(In thousands)
Real estate
1-4 family owner-occupied	$815	$1,099
1-4 family non-owner occupied	297	340
Multi-family residential	-	-
Commercial	-	-
Construction	-	-
Consumer and other	-	-

Total nonaccrual	$1,112	$1,439

At March 31, 2015 and June 30, 2014, the Company had certain loans that were modified in troubled debt restructurings and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan. The Company had loans modified in a troubled debt restructuring totaling $1.3 million and $1.7 million at March 31, 2015 and June 30, 2014, respectively. Troubled debt restructured loans had specific allowances totaling $113,000 and $148,000 at March 31, 2015 and June 30, 2014, respectively. At March 31, 2015, the Company had no commitments to lend additional funds to borrowers with troubled debt restructured loans.

The Company had no modified loans that were identified as troubled debt restructurings during the three and nine months ended March 31, 2015. The Company had one modified loan that was identified as a troubled debt restructuring during the three and nine months ended March 31, 2014.

The following table presents information regarding troubled debt restructurings by class for the three and nine months ended March 31, 2014. Newly classified troubled debt restructurings were as follows:

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)
March 31, 2014
Real estate
1-4 family owner-occupied	1	$190	$190

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Newly restructured loans by type of modification are as follows for the three and nine months ended March 31, 2014.

	Interest Only	Term	Combination	Total Modification
	(In thousands)
March 31, 2014
Real estate
1-4 family owner-occupied	$190	$-	$-	$190

The troubled debt restructuring described above increased the allowance for loan losses by $0 and resulted in a charge-off of $18,000 during the three and nine month periods ended March 31, 2014.

The Company had no troubled debt restructurings modified during the twelve months ended March 31, 2015 and 2014 that subsequently defaulted during the three and nine month periods ended March 31, 2015 and 2014. A loan is considered to be in payment default once it is 30 days contractually past due under the loan’s modified terms.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 4:	Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Furthermore, the Bank’s regulators could require adjustments to regulatory capital not reflected in these financial statements. Quantitative measures established by regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to total assets (as defined). Management believes, as of March 31, 2015 and June 30, 2014 , that the Bank meets all capital adequacy requirements to which it is subject.

Effective January 1, 2015, the Bank is subject to the new capital requirements set forth by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The Bank has chosen to exclude unrealized gains and losses from capital. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

As of March 31, 2015 and June 30, 2014, the most recent notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2015

Total Capital
(to Risk-Weighted Assets)	$14,708	25.9%	$4,547	8.0%	$5,683	10.0%

Tier I Capital
(to Risk-Weighted Assets)	$13,987	24.6%	$3,410	6.0%	$4,547	8.0%

Common Equity
(to Risk-Weighted Assets)	$13,987	24.6%	$2,557	4.5%	$3,694	6.5%

Tier I Capital
(to Total Assets)	$13,987	14.0%	$3,984	4.0%	$4,980	5.0%

As of June 30, 2014

Total Capital
(to Risk-Weighted Assets)	$9,511	20.6%	$3,699	8.0%	$4,623	10.0%

Tier I Capital
(to Risk-Weighted Assets)	$8,922	19.3%	$1,849	4.0%	$2,774	6.0%

Tier I Capital
(to Total Assets)	$8,922	10.0%	$3,565	4.0%	$4,456	5.0%

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 5:	Disclosures about Fair Value of Assets and Liabilities

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

Recurring Measurements

The following table presents the fair value measurement of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2015 and June 30, 2014:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2015
Mortgage-backed securities of U.S. of government sponsored entities - residential	$4,043	$-	$4,043	$-

June 30, 2014
U. S. Government agency bonds	$502	$-	$502	$-
Mortgage-backed securities of U.S. of government sponsored entities - residential	4,914	-	4,914	-

	$5,416	$-	$5,416	$-

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There were no assets classified within Level 3 of the fair value hierarchy measured on a recurring basis. There were no transfers between Level 1 and Level 2 during the periods ended March 31, 2015 and 2014.

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

Nonrecurring Measurements

The following table presents fair value measurements of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which fair value measurements fall at March 31, 2015 and June 30, 2014:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2015
Impaired loans – residential
One-to-four family owner occupied	$274	$-	$-	$274
One-to-four family non-owner occupied	130	-	-	130

June 30, 2014
Impaired loans - residential
One-to-four family owner occupied	$459	$-	$-	$459
One-to-four family non-owner occupied	134	-	-	134

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements:

	Fair Value at March 31, 2015	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(In thousands)

Impaired loans (collateral dependent) - one-to-four family owner occupied residential real estate	$274	Sales comparison approach	Adjustment for differences between the comparable real estate sales	(18)%-(24)% 4%

Impaired loans (collateral dependent) - one-to-four family non-owner occupied residential real estate	$130	Sales comparison approach	Adjustment for differences between the comparable real estate sales	(3)%-(19)% (12)%

	Fair Value at June 30, 2014	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(In thousands)

Impaired loans (collateral dependent) - one-to-four family owner occupied residential real estate	$459	Sales comparison approach	Adjustment for differences between the comparable real estate sales	(19)%-(24)% 2%

Impaired loans (collateral dependent) - one-to-four family non-owner occupied residential real estate	$134	Sales comparison approach	Adjustment for differences between the comparable real estate sales	(24)%-(10)% (11)%

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans had a recorded principal balance of $633,000 and $892,000 with a valuation allowance of $229,000 and $299,000 at March 31, 2015 and June 30, 2014, respectively. These impaired loans required an increase (decrease) to the allowance for loan losses of $(1,000) and $298,000 for the three month periods ended March 31, 2015 and 2014, respectively. These impaired loans required an increase (decrease) to the allowance for loan losses of $(59,000) and $536,000 for the nine month periods ended March 31, 2015 and 2014, respectively.

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2015 and June 30, 2014.

		Fair Value Measurement Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
March 31, 2015
Financial assets
Cash and cash equivalents	$4,939	$4,939	$-	$-	$4,939
Interest-bearing time deposits	3,100	-	3,100	-	3,100
Held-to-maturity securities	1,826	-	1,756	-	1,756
Loans	80,443	-	-	81,124	81,124
Federal Home Loan Bank stock	1,164	n/a	n/a	n/a	n/a
Accrued interest receivable	214	-	214	-	214
Financial liabilities
Deposits	62,205	-	63,115	-	63,115
Federal Home Loan Bank advances	21,540	-	21,528	-	21,528
Accrued interest payable	29	-	29	-	29

June 30, 2014
Financial assets
Cash and cash equivalents	$4,470	$4,470	$-	$-	$4,470
Interest-bearing time deposits	3,998	-	1,756	2,248	4,004
Held-to-maturity securities	2,374	-	2,326	-	2,326
Loans	67,284	-	-	68,619	68,619
Federal Home Loan Bank stock	1,164	n/a	n/a	n/a	n/a
Accrued interest receivable	187	-	187	-	187
Financial liabilities
Deposits	60,710	-	60,775	-	60,775
Federal Home Loan Bank advances	17,333	-	17,144	-	17,144
Accrued interest payable	23	-	23	-	23

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value.

Cash and Cash Equivalents and Interest-bearing Time Deposits

The carrying amount of cash, short-term instruments and time deposits approximate fair value and are classified as Level 1.

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

Accrued Interest Receivable and Payable

The carrying amounts of accrued interest approximate fair value resulting in a Level 2 classification.

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

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Off Balance Sheet Instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

Note 6:	Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and nine months ended March 31, 2015 and 2014 are as follows:

		Unrealized
	Unrealized	gains and losses
	Gains and Losses	on securities
	on Available	transferred from
	for Sale	Available for Sale to
	Securities	Held to Maturity	Total
	(In thousands)

Three Months Ended March 31, 2015

Balance, January 1, 2015	$(62)	$(22)	$(84)

Other comprehensive income	1	-	1

Accretion of unrealized losses on securities transferred from available for sale to held to maturity recognized in other comprehensive income	-	4	4

Net current period other comprehensive income	1	4	5

Balance, March 31, 2015	$(61)	$(18)	$(79)

Nine Months Ended March 31, 2015

Balance, July 1, 2014	$(67)	$(26)	$(93)

Other comprehensive income	6	-	6

Accretion of unrealized losses on securities transferred from available for sale to held to maturity recognized in other comprehensive income	-	8	8

Net current period other comprehensive income	6	8	14

Balance, March 31, 2015	$(61)	$(18)	$(79)

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

		Unrealized
	Unrealized	gains and losses
	Gains and Losses	on securities
	on Available	transferred from
	for Sale	Available for Sale to
	Securities	Held to Maturity	Total
	(In thousands)

Three Months Ended March 31, 2014

Balance, January 1, 2014	$(133)	$(28)	$(161)

Other comprehensive loss	27	-	27

Accretion of unrealized losses on securities transferred from available for sale to held to maturity recognized in other comprehensive income	-	1	1

Net current period other comprehensive income (loss)	27	1	28

Balance, March 31, 2014	$(106)	$(27)	$(133)

Nine Months Ended March 31, 2014

Balance, July 1, 2013	$(124)	$-	$(124)

Other comprehensive loss, net of tax	18	-	18

Transfer of securities from available for sale to held to maturity	-	(31)	(31)

Accretion of unrealized losses on securities transferred from available for sale to held to maturity recognized in other comprehensive income	-	4	4

Net current period other comprehensive loss	18	(27)	(9)

Balance, March 31, 2014	$(106)	$(27)	$(133)

There were no material items reclassified from accumulated other comprehensive income (loss) to the statement of operations for the three and nine month periods ended March 31, 2015 and 2014.

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 7:	Employee Stock Ownership Plan

On January 29, 2015, the Bank announced the formation of the Mt. Washington Savings Bank ESOP Plan (“ESOP”), a non-contributory plan for its employees. As part of the Company’s stock conversion, shares were purchased with a loan from MW Bancorp, Inc. All employees of the Bank meeting certain tenure requirements are entitled to participate in the ESOP. Compensation expense related to the ESOP was $8,000 for the period ended March 31, 2015.

A summary of the unallocated share activity of the Bank’s ESOP is presented for the period ended March 31, 2015:

Balance, beginning of year	-

New share purchases	70,093

Shares released to participants	-

Share allocated to participants	-

Balance, end of period	70,093

The stock price at the formation date was $10.00. The aggregate fair value of the 70,093 unallocated shares was $844,621 based on the $12.05 closing price of our common stock on March 31, 2015.

Note 8:	Directors Deferred Compensation

The Company had a nonqualified Directors Deferred Compensation Plan (the “Plan”) which provided for the payment of benefits upon termination of service with the Company as a director and vesting in the Plan after five years of service. The Plan specified monthly payments for 10 years based upon 80% of the Director’s final year Director’s fees upon reaching the retirement age defined by the Plan. On June 25, 2013, the company elected to terminate and liquidate the Plan, and the termination cost was determined to be approximately $2.0 million, which was reflect on the Company’s balance sheet at June 30, 2014. The funds were fully disbursed in July 2014 and February 2015.

Note 9:	Recent Accounting Pronouncements

FASB ASU 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40), Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, a consensus of the FASB Emerging Issues Task Force, in Accounting Standards Update No. 2014-04, issued in January 2014. The amendments in this update provides clarification on when an in-substance repossession or foreclosure occurs, including when a creditor should be considered to have received physical possession of the residential real estate property collateralizing a consumer mortgage loan, when to derecognize the loan and recognize the foreclosed property. The amendments in this update are effective for public business entities for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this update using either a modified retrospective transition method or a prospective transition method. This standard did not have a material impact on the Company’s financial statements.

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

FASB ASU 2014-09, Revenue from Contracts with Customers. In May 2014, the FASB issued amended guidance on revenue recognition from contracts with customers. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most contract revenue recognition guidance, including industry-specific guidance. The core principle of the amended guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amended guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within the reporting period, and should be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the amendments recognized at the date of initial application. Early adoption is prohibited. Management is currently in the process of evaluating the impact of the amended guidance on the Company’s financial statements.

FASB ASU 2014-11, Transfers and Servicing (Topic 860), Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, was issued in June 2014. The amendments in this Update require disclosures for certain transactions comprising a transfer of a financial asset accounted for as a sale and an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. This Update also requires certain disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings. The accounting changes in this Update are effective for public business entities for the first interim or annual period beginning after December 15, 2014. For public business entities, the disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and for disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The disclosures are not required to be presented for comparative periods before the effective date. This standard did not have a material impact on the Company’s financial statements.

Note 10:	Plan of Conversion and Change in Corporate Form

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

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The Bank converted to the stock form of ownership, followed by the issuance of all of the Bank’s outstanding stock to MW Bancorp, Inc. Pursuant to the Plan, the Bank determined the total offering value and number of shares of common stock based upon an independent appraiser’s valuation. The stock was priced at $10.00 per share. In addition, the Bank’s Board of Directors adopted an employee stock ownership plan (ESOP) which subscribed for 8% of the common stock sold in the offering. The offering of common shares in MW Bancorp, Inc. was conducted in December 2014 and shares were issued effective January 29, 2015. Proceeds from the sale of shares totaled $8.8 million. MW Bancorp, Inc. was organized as a corporation under the laws of the State of Maryland and owns all of the outstanding common stock of the Bank upon completion of the conversion.

The costs of issuing the common stock were deducted from the sales proceeds of the offering.

At the completion of the conversion to stock form, the Bank established a liquidation account in the amount of retained earnings contained in the final prospectus. The liquidation account will be maintained for the benefits of eligible savings account holders who maintain deposit accounts in the Bank after conversion.

The conversion was accounted for as a change in corporate form with the historic basis of the Bank’s assets, liabilities and equity unchanged as a result.

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended March 31, 2015 and 2014 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

The following represent our critical accounting policies:

Allowance for Loan Losses. The allowance for loan losses is the estimated amount considered necessary for probable incurred credit losses in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses which is charged against income. In determining the allowance for loan losses, management makes significant estimates and has identified this policy as one of our most critical accounting policies.

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

MW Bancorp, Inc.

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

Deferred Tax Assets. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax asset will not be realized. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Determining the proper valuation allowance for deferred taxes is critical in properly valuing the deferred tax asset and the related recognition of income tax expense or benefit. At both March 31, 2015 and June 30, 2014, our deferred tax asset was reduced by a $2.1 million valuation allowance, which represented full valuation allowance applied to our net deferred tax assets. The Company maintained a full valuation allowance against its net deferred tax asset as of and for the three and nine months ended March 31, 2015 and 2014, and as of and for the year ended June 30, 2014.

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

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition at March 31, 2015 and June 30, 2014

Total Assets. Total assets were $99.6 million at March 31, 2015, an increase of $10.5 million, or 11.8%, over the $89.1 million total at June 30, 2014. The increase was primarily comprised of a $13.2 million increase in net loans, which was partially offset by a decrease in interest-bearing deposits in other financial institutions of $898,000 and a decrease in investment securities of $1.9 million.

Net Loans. Net loans increased by $13.2 million, or 19.6%, to $80.4 million at March 31, 2015 from $67.3 million at June 30, 2014. During the nine months ended March 31, 2015, we originated $25.8 million of loans, which represented approximately 37.4% of our total loan portfolio at June 30, 2014. These new loan originations were comprised primarily of $16.0 million of one- to four-family residential real estate loans, $5.1 million of commercial real estate loans, $2.2 million of construction loans and $2.2 of multi-family residential real estate loans. During the nine months ended March 31, 2015, we originated and sold $1.9 million of loans in the secondary market. During the nine months ended March 31, 2015, one- to four-family residential real estate loans increased $6.5 million, or 12.1%, to $60.6 million at March 31, 2015, from $54.1 million at June 30, 2014; commercial real estate loans increased $3.5 million, or 39.1%, to $12.5 million at March 31, 2015; multi-family residential real estate loans increased $3.4 million, or 158%, to $5.5 million at March 31, 2015; and construction loans decreased $778,000, or 27.8%, to $2.0 million at March 31, 2015.

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

During the latter part of fiscal 2013, we initiated a program to sell certain fixed-rate, 30-year term mortgage loans in the secondary market. We have sold loans on both a servicing released and servicing retained basis, in transactions with the FHLB-Cincinnati, through its mortgage purchase program, and other investors. We sold $1.9 million of loans in the nine months ended March 31, 2015. Total loans sold and serviced had accumulated to $2.3 million at March 31, 2015. Management intends to continue this sales activity in future periods.

Interest Bearing Deposits in Other Financial Institutions. Interest-bearing time deposits in other banks decreased by $898,000, or 22.5%, to a total of $3.1 million at March 31, 2015, compared to $4.0 million at June 30, 2014. Management began to invest in certificates of deposit during the year ended June 30, 2013, to increase the yield on liquid assets beyond the rates available in overnight funds.

Investment Securities. Investment securities decreased $1.9 million, or 24.7%, to $5.9 million at March 31, 2015 from $7.8 million at June 30, 2014. The decrease consisted primarily of called securities and principal repayments on mortgage-backed securities during the nine months ended March 31, 2015.

The yield on our investment securities decreased to 1.56% for the nine months ended March 31, 2015 compared to 1.89% for the nine months ended March 31, 2014, as a result of the maturity and sales of securities during the period and the continuing low interest rate environment. At March 31, 2015, investment securities classified as available-for-sale and held-to-maturity consisted entirely of government-sponsored mortgage-backed securities.

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Foreclosed Assets. Foreclosed assets totaled $78,000 at March 31, 2015 compared to $158,000 at June 30, 2014, as we sold $173,000 of foreclosed properties and added $78,000 of assets through foreclosure. At March 31, 2015, our foreclosed assets consisted of one parcel of one- to four-family residential real estate.

Deposits. Deposits increased by $1.5 million, or 2.5%, to $62.2 million at March 31, 2015 from $60.7 million at June 30, 2014. Our core deposits, which consist of all deposit account types except certificates of deposit, increased $4.7 million, or 32.2%, to $19.4 million at March 31, 2015 from $14.7 million at June 30, 2014. Certificates of deposit decreased $3.2 million, or 7.0%, to $42.8 million at March 31, 2015 from $46.0 million at June 30, 2014. During the nine months ended March 31, 2015, management continued its strategy of pursuing growth in demand accounts and other lower cost core deposits. Demand accounts were first offered by the Company during the year ended June 30, 2013 and totaled $7.7 million at March 31, 2015. Management intends to continue its efforts to increase core deposits, with a special emphasis on growth in consumer and business demand deposits.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances increased $4.2 million, or 24.3%, to $21.5 million at March 31, 2015 from $17.3 million at June 30, 2014. Management has pursued a strategy of periodically increasing these advances to take advantage of this low-cost source of funding during the low interest rate environment for growth in the Company’s loans and investments. The aggregate cost of these advances was 1.49% at March 31, 2015, compared to the Company’s cost of deposits of 1.14% at that date.

Directors Deferred Compensation. The Company had a nonqualified Directors Deferred Compensation Plan (the “Plan”) which provided for the payment of benefits upon termination of service with the Company as a director and vesting in the Plan after five years of service. The Plan specified monthly payments for 10 years based upon 80% of the Director’s final year Director’s fees upon reaching the retirement age defined by the Plan. On June 25, 2013, the company elected to terminate and liquidate the Plan, and the termination cost was determined to be approximately $2.0 million, which was reflect on the Company’s balance sheet at June 30, 2014. The funds were fully disbursed in July 2014 and February 2015.

Shareholders’ Equity. Total shareholders’ equity increased $6.9 million, or 77.6%, to $15.7 million at March 31, 2015 compared to $8.8 million at June 30, 2014. The increase was primarily attributable to the $6.7 million of net proceeds from the Company’s issuance of 876,163 shares of common stock at an offering price of $10.00 per share, less total offering costs of $1.4 million and shares acquired by the ESOP totaling $701,000. In addition, the Company reported net income of $142,000 for the nine months ended March 31, 2015, and a $14,000 decrease in the accumulated other comprehensive loss.

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Month Periods Ended March 31, 2015 and 2014

General. Our net income for the three months ended March 31, 2015 was $63,000, compared to net income of $109,000 for the three months ended March 31, 2014, a decrease of $46,000. The decrease in net income was primarily due to a $90,000 decrease in noninterest income, a $29,000 increase in noninterest expenses and a $14,000 decrease in federal income tax credits, which were partially offset by a $77,000 increase in net interest income and a $10,000 decrease in the provision for loan losses.

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

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2015			2014
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$80,164	$808	4.03%	$64,211	$695	4.33%
Investment securities	6,080	23	1.51%	11,756	55	1.87%
Other interest-earning assets (1)	7,380	33	1.79%	7,727	24	1.24%
Total interest-earning assets	93,624	864	3.69%	83,694	774	3.70%
Non-interest-earning assets	4,970			4,673
Allowance for loan losses	(1,585)			(1,586)
Total assets	$97,009			$86,781

Interest-bearing liabilities:
Interest-bearing demand	$6,239	11	0.71%	$652	-	0.03%
Money market accounts	2,699	4	0.59%	3,469	4	0.46%
Savings accounts	9,191	6	0.26%	9,756	5	0.21%
Certificates of deposit	42,360	152	1.44%	47,016	168	1.43%
Total deposits	60,489	173	1.14%	60,893	177	1.16%
FHLB advances	19,868	74	1.49%	14,673	57	1.55%
Total interest-bearing liabilities	80,357	247	1.23%	75,566	234	1.24%
Non-interest-bearing liabilities	4,348			2,319
Total liabilities	84,705			77,885
Equity	12,304			8,896
Total liabilities and equity	$97,009			$86,781

Net interest income		$617			$540
Net interest rate spread (2)			2.46%			2.46%
Net interest-earning assets (3)	$13,267			$8,128
Net interest margin (4)			2.64%			2.58%
Average interest-earning assets to interest-bearing liabilities	116.51%			110.76%

(1)	Consists of stock in the FHLB and interest bearing demand and time deposits in other banks.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earnings assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets

MW Bancorp, Inc.

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

	For the three months ended March 31, 2015 vs. 2014
	Increase (decrease) due to
			Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$164	$(51)	$113
Investment securities	(23)	(9)	(32)
Other interest-earning assets	(1)	10	9
Total interest-earning assets	140	(50)	90

Interest-bearing liabilities:
Interest-bearing demand	$-	$11	$11
Money market accounts	(1)	1	-
Savings accounts	-	1	1
Certificates of deposit	(17)	1	(16)
Total deposits	(18)	14	(4)
FHLB advances	19	(2)	17
Total interest-bearing liabilities	1	12	13

Change in net interest income	$139	$(62)	$77

Interest Income. Interest income increased $90,000, or 11.6%, to $864,000 for the three months ended March 31, 2015 from $774,000 for the three months ended March 31, 2014. This increase was primarily attributable to a $113,000 increase in interest on loans receivable, which was partially offset by a $32,000 decrease in interest on investment securities. The average balance of loans during the three months ended March 31, 2015 increased by $16.0 million, or 24.8%, from the balance for the three months ended March 31, 2014, while the average yield on loans decreased by 30 basis points to 4.03% for the three months ended March 31, 2015 from 4.33% for the three months ended March 31, 2014. The decrease in average yield on loans was due to the declining interest rate environment, as well as an increase in payoffs of higher interest rate loans as customers refinanced loans at lower interest rates. The average balance of investment securities decreased $5.7 million to $6.1 million for the three months ended March 31, 2015 from $11.8 million for the three months ended March 31, 2014, while the average yield on investment securities decreased by 36 basis points to 1.51% for the three months ended March 31, 2015 from 1.87% for the three months ended March 31, 2014. The decrease in average yield on securities was due to the declining interest rate environment, as well as our decision to invest in shorter-term securities, which generally bear interest at a lower rate than longer-term securities. Interest income on other interest-earning assets, including certificates of deposit in other financial institutions, increased $9,000, or 37.5%, for the three months ended March 31, 2015, as an increase in the average yield of 55 basis points, to 1.79% for the three months ended March 31, 2015 was partially offset by a decrease in the average balance of $347,000 period-to-period. The increase in interest income on other interest earning assets was due primarily to recognition of $26,000 of a $120,000 Bank Enterprise Award the Company received during the period from the U.S. Government-sponsored Community Development Financial Institutions Fund (“CDFI”) based on certificates of deposit placed with qualifying financial institutions participating in the program. The award is being accreted into interest income over the remaining term of the certificates of deposit, and will result in recognition of interest income totaling approximately $13,000 per quarter over the next seven quarters.

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Expense. Total interest expense increased $13,000, or 5.6%, to $247,000 for the three months ended March 31, 2015 from $234,000 for the three months ended March 31, 2014. Interest expense on deposit accounts decreased $4,000, or 2.3%, to $173,000 for the three months ended March 31, 2015 from $177,000 for the three months ended March 31, 2014. The decrease was primarily due to a decrease of $404,000, or 0.7%, in the average balance of deposits to $60.5 million for the three months ended March 31, 2015, and a decrease of 2 basis points in the average cost of interest-bearing deposits to 1.14% for the three months ended March 31, 2015 from 1.16% for the three months ended March 31, 2014, reflecting the declining interest rate environment.

Interest expense on FHLB advances increased $17,000 to $74,000 for the three months ended March 31, 2015 from $57,000 for the three months ended March 31, 2014. The average balance of advances increased by $5.2 million, or 35.4%, to $19.9 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, while the average cost of these advances decreased by six basis points to 1.49% from 1.55%. As noted above, management elected to increase outstanding advances as a source of lower-cost funding.

Net Interest Income. Net interest income increased $77,000, or 14.3%, to $617,000 for the three months ended March 31, 2015 compared to $540,000 for the three months ended March 31, 2014. The increase reflected the increase in average net interest earning assets of $5.2 million period-to-period, while the interest rate spread was unchanged at 2.46% for both the three months ended March 31, 2015 and 2014. Our net interest margin increased to 2.64% for the three months ended March 31, 2015 from 2.58% for the three months ended March 31, 2014. The interest rate spread and net interest margin were impacted by a continuation of a low interest rate environment.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” we recorded a provision for loan losses of $5,000 for the three months ended March 31, 2015 and $15,000 for the three months ended March 31, 2014. The allowance for loan losses was $1.6 million, or 1.95% of total loans, at March 31, 2015, compared to $1.5 million, or 2.23% of total loans, at June 30, 2014. The decrease in the provision for loan losses in the three months ended March 31, 2015, compared to the three months ended March 31, 2014, was due primarily to lesser balances of nonperforming loans and delinquent loans in the fiscal 2015 period. Total nonperforming loans were $1.1 million at March 31, 2015, compared to $1.6 million at March 31, 2014. Classified loans declined to $1.9 million at March 31, 2015, compared to $2.8 million at March 31, 2014, and total loans past due greater than 30 days were $88,000 and $2.1 million at those respective dates. Net recoveries totaled $21,000 for the three months ended March 31, 2015, compared to net recoveries of $5,000 for the three months ended March 31, 2014. As a percentage of nonperforming loans, the allowance for loan losses was 143.8% at March 31, 2015 compared to 97.6% at March 31, 2014. Management has continued a strategy focused on resolution of problem loans and a reduction of the Company’s volume of nonperforming loans. The provision for loan losses in the three months ended March 31, 2015 and 2014 was attributable primarily to estimated losses recognized on certain impaired loans as well as the Company’s overall growth in loans and the change in the loan product mix, as the Company continued its efforts to diversify the loan portfolio from its traditional focus on one-to four-family residential loans.

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The allowance for loan losses reflects the estimate we believe to be appropriate to cover probable incurred losses in the loan portfolio at March 31, 2015 and 2014. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income decreased $90,000, or 69.8%, to $39,000 for the three months ended March 31, 2015 from $129,000 for the three months ended March 31, 2014. The decrease was primarily due to the effects of a gain on sale of foreclosed assets of $87,000 in the 2014 fiscal period compared to a loss on sale of $3,000 in the 2015 fiscal period, which was partially offset by an increase in gain on sale of loans of $3,000, as the Company continued a program to sell certain loans in the secondary market.

Non-Interest Expense. Non-interest expense increased $29,000, or 5.2%, to $588,000 for the three months ended March 31, 2015 compared to $559,000 for the three months ended March 31, 2014. The increase was primarily attributable to a $28,000 increase in professional services, as the Company incurred costs in the quarter ended March 31, 2015 related to the reporting requirements of a public stock company. Other expense categories, including occupancy and equipment, franchise taxes, FDIC insurance premiums, advertising and office supplies were modestly lower due to management’s continuing efforts to control operating costs. Salaries, employee benefits and directors fees expense increased by $1,000, or 0.3%, as the incremental expense associated with the new ESOP plan, totaling $12,000 during the three months ended March 31, 2015 was offset by a decrease in directors fees, as the Company’s Board members elected to reduce Board fees in order to enhance the Company’s financial performance.

Non-interest expense can be expected to increase because of costs associated with operating as a public company and increased compensation costs related to possible implementation of one or more stock-based benefit plans, if approved by our stockholders.

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Federal Income Taxes. The Company did not record federal income taxes in the three month period ended March 31, 2015, primarily as a result of the net operating loss carryforward available as well as the full impairment valuation allowance maintained on the Company’s deferred tax assets. The Company recognized a $14,000 credit provision in the three month period ended March 31, 2014, due to accounting requirements related to its other comprehensive income. Management evaluated the deferred tax asset based upon a projection of future operating results and determined that a full impairment valuation allowance was required at both March 31, 2015 and 2014. The Company has a total valuation allowance on its net deferred tax assets of $2.1 million at March 31, 2015. The deferred tax asset will only be recognized in future periods when it is more likely than not that the net deferred tax asset can be realized, primarily through the generation of sustainable taxable income.

Comparison of Operating Results for the Nine Month Periods Ended March 31, 2015 and 2014

General. Our net income for the nine months ended March 31, 2015 was $142,000, compared to a net loss of $326,000 for the nine months ended March 31, 2014, an increase of $468,000. The increase in net income was primarily due to a $235,000 increase in net interest income, a $210,000 decrease in the provision for loan losses and a $127,000 decrease in noninterest expenses, which were partially offset by a $75,000 decrease in noninterest income and a $29,000 increase in federal income taxes.

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

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended March 31,
	2015			2014
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$75,272	$2,342	4.15%	$61,748	$2,006	4.33%
Investment securities	6,663	78	1.56%	10,583	150	1.89%
Other interest-earning assets(1)	6,500	87	1.78%	8,411	64	1.01%
Total interest-earning assets	88,436	2,507	3.78%	80,742	2,220	3.67%
Non-interest-earning assets	5,274			4,386
Allowance for loan losses	(1,562)			(1,463)
Total assets	$92,148			$83,665

Interest-bearing liabilities:
Interest-bearing demand	$4,923	25	0.68%	$370	-
Money market accounts	3,045	11	0.48%	1,864	7	0.50%
Savings accounts	9,007	15	0.22%	10,243	15	0.20%
Certificates of deposit	43,615	472	1.44%	47,592	511	1.43%
Total deposits	60,590	523	1.15%	60,069	533	1.18%
FHLB advances	18,809	212	1.50%	12,705	150	1.57%
Total interest-bearing liabilities	79,399	735	1.23%	72,774	683	1.25%
Non-interest-bearing liabilities	2,752			1,738
Total liabilities	82,151			74,512
Equity	9,997			9,153
Total liabilities and equity	$92,148			$83,665

Net interest income		$1,772			$1,537
Net interest rate spread (2)			2.55%			2.42%
Net interest-earning assets (3)	$9,037			$7,968
Net interest margin (4)			2.67%			2.54%
Average interest-earning assets to interest-bearing liabilities	111.38%			110.95%

(1)	Consists of stock in the FHLB and interest bearing demand and time deposits in other banks.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earnings assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets

MW Bancorp, Inc.

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

	For the nine months ended March 31, 2015 vs. 2014
	Increase (decrease) due to
			Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$424	$(88)	$336
Investment securities	(49)	(23)	(72)
Other interest-earning assets	(18)	41	23
Total interest-earning assets	357	(70)	287

Interest-bearing liabilities:
Interest-bearing demand	$-	$25	$25
Money market accounts	4	-	4
Savings accounts	(2)	2	-
Certificates of deposit	(43)	4	(39)
Total deposits	(41)	31	(10)
FHLB advances	69	(7)	62
Total interest-bearing liabilities	28	24	52

Change in net interest income	$329	$(94)	$235

Interest Income. Interest income increased $287,000, or 12.9%, to $2.5 million for the nine months ended March 31, 2015 from $2.2 million for the nine months ended March 31, 2014. This increase was primarily attributable to a $336,000 increase in interest on loans receivable, which was partially offset by a $72,000 decrease in interest on investment securities. The average balance of loans during the nine months ended March 31, 2015 increased by $13.5 million, or 21.9%, from the average balance for the nine months ended March 31, 2014, while the average yield on loans decreased by 18 basis point to 4.15% for the nine months ended March 31, 2015 from 4.33% for the nine months ended March 31, 2014. The average balance of investment securities decreased $3.9 million to $6.7 million for the nine months ended March 31, 2015 from $10.6 million for the nine months ended March 31, 2014, while the average yield on investment securities decreased by 33 basis points to 1.56% for the nine months ended March 31, 2015 from 1.89% for the nine months ended March 31, 2014. The decrease in average yield on securities was due to the declining interest rate environment, as well as our decision to invest in shorter-term securities, which generally bear interest at a lower rate than longer-term securities. Interest income on other interest-bearing deposits, including certificates of deposit in other financial institutions, increased $23,000, or 35.9%, for the nine months ended March 31, 2015, as an increase in the average yield of 77 basis points, to 1.78% for the nine months ended March 31, 2014 was partially offset by a decrease in the average balance of $1.9 million period-to-period. The increase in interest income on other interest earning deposits was due primarily to recognition of $30,000 of a $120,000 Bank Enterprise Award the Company received during the period from the U.S. Government-sponsored Community Development Financial Institutions Fund (“CDFI”) based on certificates of deposit placed with qualifying financial institutions participating in the program. The award is being accreted into interest income over the remaining term of the certificates of deposit, and will result in recognition of interest income totaling approximately $13,000 per quarter over the next seven quarters.

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Expense. Total interest expense increased $52,000, or 7.6%, to $735,000 for the nine months ended March 31, 2015 from $683,000 for the nine months ended March 31, 2014. Interest expense on deposit accounts decreased $10,000, or 1.9%, to $523,000 for the nine months ended March 31, 2015 from $533,000 for the nine months ended March 31, 2014. The decrease was primarily due to a decrease of three basis points in the average cost of interest-bearing deposits, to 1.15% for the nine months ended March 31, 2015, from 1.18% for the nine months ended March 31, 2014, reflecting the declining interest rate environment, which was partially offset by an increase of $521,000, or 0.9%, in the average balance of deposits, to $60.6 million for the nine months ended March 31, 2015 compared to $60.1 million for the nine months ended March 31, 2014.

Interest expense on FHLB advances increased $62,000, or 41.3%, to $212,000 for the nine months ended March 31, 2015 from $150,000 for the nine months ended March 31, 2014. The average balance of advances increased by $6.1 million, or 48.0%, to $18.8 million for the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014, while the average cost of these advances decreased by 7 basis points to 1.50% for the nine months ended March 31, 2015, from 1.57% for the nine months ended March 31, 2014. As noted above, management elected to increase outstanding advances as a source of lower-cost funding.

Net Interest Income. Net interest income increased $235,000, or 15.3%, to $1.8 million for the nine months ended March 31, 2015 compared to $1.5 million for the nine months ended March 31, 2014. The increase reflected the increase in the interest rate spread to 2.55% for the nine months ended March 31, 2015 from 2.42% for the nine months ended March 31, 2014, while the average net interest earning assets increased $1.1 million, or 13.4%, period-to-period. Our net interest margin increased by 13 basis points to 2.67% for the nine months ended March 31, 2015, from 2.54% for the nine months ended March 31, 2014. The interest rate spread and net interest margin were impacted by a continuation of a low interest rate environment.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” we recorded a provision for loan losses of $35,000 for the nine months ended March 31, 2015 and $245,000 for the nine months ended March 31, 2014. The allowance for loan losses was $1.6 million, or 1.95% of total loans, at March 31, 2015, compared to $1.5 million, or 2.23% of total loans, at June 30, 2014. The decrease in the provision for loan losses in the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014 was due primarily to lesser balances of nonperforming loans and delinquent loans in the fiscal 2015 period as compared to the fiscal 2014 period. Total nonperforming loans were $1.1 million at March 31, 2015, compared to $1.6 million at March 31, 2014. Classified loans declined to $1.9 million at March 31, 2015, compared to $2.8 million at March 31, 2014, and total loans past due greater than 30 days were $88,000 and $2.1 million at those respective dates. Net recoveries totaled $27,000 for the nine months ended March 31, 2015, compared to net charge-offs of $45,000 for the nine months ended March 31, 2014. As a percentage of nonperforming loans, the allowance for loan losses was 143.8% at March 31, 2015 compared to 97.6% at March 31, 2014. Management has continued a strategy focused on resolution of problem loans and a reduction of the Company’s volume of nonperforming loans. The provision for loan losses in the nine months ended March 31, 2015 and 2014 was attributable primarily to estimated losses recognized on certain impaired loans as well as the Company’s overall growth in loans and the change in the loan product mix, as the Company continued its efforts to diversify the loan portfolio from its traditional focus on one-to four-family residential loans.

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The allowance for loan losses reflects the estimate we believe to be appropriate to cover probable incurred losses in the loan portfolio at March 31, 2015 and 2014. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income decreased $75,000, or 34.3%, to $144,000 for the nine months ended March 31, 2015 from $219,000 for the nine months ended March 31, 2014. The decrease was primarily due to a $98,000 decrease in gains on sales of foreclosed real estate, from $113,000 for the nine months ended March 31, 2015 to $15,000 for the nine months ended March 31, 2014, which was partially offset by an increase in gains on sale of loans of $26,000 period-to-period, as the Company continued a program to sell certain loans in the secondary market.

Non-Interest Expense. Non-interest expense decreased $127,000, or 6.8%, to $1.7 million for the nine months ended March 31, 2015, compared to $1.9 million for the nine months ended March 31, 2014. The decrease was due primarily to a $44,000 decrease in salaries, employee benefits and directors fees, a $38,000 decrease in franchise taxes, a $45,000 decrease in advertising and decreases in most other operating expense categories, all of which were partially offset by a $38,000 increase in professional services. The decrease in compensation was due primarily to a decrease of $38,000 in directors fees, as the Company’s Board members elected to reduce Company fees in order to enhance the Company’s financial performance, and the effects of a nonrecurring $53,000 severance charge recognized in the fiscal 2014 period, due to departures of certain Company employees and a $38,000 decrease in employee health care expense, which were partially offset by an $81,000 increase in employee compensation period-to-period. The increase in compensation expense was due to the addition of new Company staff, including a senior lending officer, and payment of bonus incentive compensation to the Company’s employees totaling approximately $32,000. The decrease in franchise taxes was due to the decline in the franchise tax rate which became effective in the fiscal 2015 period. The decrease in advertising and other expense categories resulted from management’s continuing efforts to control operating costs.

Non-interest expense can be expected to increase because of costs associated with operating as a public company and increased compensation costs related to possible implementation of one or more stock-based benefit plans, if approved by our stockholders.

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Federal Income Taxes. Federal income tax credits decreased by $29,000 due to a benefit of $29,000 recognized for the nine months ended March 31, 2014. The Company did not record federal income tax expense for the nine months ended March 31, 2015 due to the availability of net operating loss carryforwards. The federal income tax benefit recognized in the fiscal 2014 period related primarily to the tax effects of changes in the accumulated other comprehensive income, required as a result of the full impairment valuation allowance maintained on the Company’s deferred tax assets in fiscal 2014. Management evaluated the deferred tax asset based upon a projection of future operating results and determined that a full impairment valuation allowance was required at both March 31, 2015 and 2014. The Company has a total valuation allowance on its net deferred tax assets of $2.1 million at March 31, 2015. The deferred tax asset will only be recognized in future periods when it is more likely than not that the net deferred tax asset can be realized, primarily through the generation of sustainable taxable income.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities, sales or calls of securities. We also have the ability to borrow from the FHLB. At March 31, 2015, we had the capacity to borrow approximately $21.5 million from the FHLB and have an additional $5.0 million on a line of credit with the FHLB. At March 31, 2015, we had $21.5 million outstanding in advances from the FHLB.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $1.6 million and $570,000 for the nine months ended March 31, 2015 and 2014, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $10.3 million and $6.3 million for the nine months ended March 31, 2015 and 2014, respectively. During the nine months ended March 31, 2015, we did not purchase or sell any securities designated as available for sale, while during the nine months ended March 31, 2014, we purchased $5.1 million and sold $3.6 million, of such securities. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and Federal Home Loan Bank advances, and in the fiscal 2015 period included the proceeds from the issuance of common stock, was $12.4 million and $5.6 million for the nine months ended March 31, 2015 and 2014, respectively. These funding increases also reflected our strategy of borrowing at lower interest rates to fund loan originations.

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At March 31, 2015, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $14.0 million, or 14.0% of adjusted total assets, which is above the well-capitalized required level of $5.0 million, or 5.0%; and total risk-based capital of $14.7 million, or 25.9% of risk-weighted assets, which is above the well-capitalized required level of $5.7 million, or 10.0%. Accordingly, Mt. Washington Savings Bank was categorized as well capitalized at March 31, 2015. Management is not aware of any conditions or events since the most recent notification that would change our category.

Effective January 1, 2015, the Bank is subject to the new capital requirements set forth by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The Bank has chosen to exclude unrealized gains and losses from capital. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At March 31, 2015, we had outstanding commitments to originate loans of $8.0 million, including undisbursed funds on construction loans and funds available on undrawn lines of credit. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2015 totaled $19.3 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Deferred Tax Asset Valuation Allowance: An effective internal control was not in place to evaluate our ability to realize the Company’s net deferred tax asset. Our management has addressed this material weakness by implementing a control which requires a review of the quarter-end deferred tax asset analysis by both an appropriate member of our management and an independent third party. Although we believe this control is adequate, the aforementioned control has not been in place for a sufficient period to ensure the material weakness has been remediated.

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

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. At March 31, 2015, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

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

MW Bancorp, Inc.

Date:	May 15, 2015	By:	/s/Gregory P. Niesen
Gregory P. Niesen
President and Chief Executive Officer

Date:	May 15, 2015	By:	/s/Jill M. Ulrich
Jill M. Ulrich
Senior Vice President and Chief Financial Officer

