Form 10-K
period 2015-06-30
MW Bancorp, Inc.
filed 2015-09-25
CIK 1600065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

Commission file number 0-23134

MW Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Ohio	31-1004998
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2110 Beechmont Avenue, Cincinnati, OH 45230

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number: (513) 231-7871

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to 12(g) of the Act:

Common Shares, without par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and submitted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

Based on the closing sales price of $15.00 per share reported by the OTC Markets Group, Inc., on June 30, 2015, the aggregate market value of the issuer’s shares held by nonaffiliates on such date was $10,418,550.** For this purpose, shares held by nonaffiliates are all outstanding shares except those held by the directors and executive officers of the registrant and those held by the Bank’s Employee Stock Ownership Plan. As of September 4, 2015, 876,163 common shares were issued and outstanding.

**	Information is given as the registrant’s most recently completed fiscal quarter because the registrant did not complete its initial public offering until after the end of its second fiscal quarter.

DOCUMENTS INCORPORATED BY REFERENCE

The following sections of the definitive Proxy Statement for the 2015 Annual Meeting of Stockholders of MW Bancorp, Inc. are incorporated by reference into Part III of this Form 10-K:

1.	Proxy Item 1: Election of Directors;

2.	Section 16(a) Beneficial Ownership Reporting Compliance;

3.	Compensation of Executive Officers and Directors;

4.	Voting Securities and Ownership of Certain Beneficial Owners and Management;

5.	Certain Relationships and Related Transactions;

6.	Proxy Item 2: Ratification of THE Selection of Elliott Davis Decosimo, LLC as the Independent Registered Public Accounting Firm

MW Bancorp, Inc.

PART I

Item 1. Business

BUSINESS OF MW BANCORP, INC.

MW Bancorp, Inc. (the “Company,” “we,” “us” or “our”) is incorporated in the State of Maryland and was formed to serve as the stock holding company for Watch Hill Bank (the “Bank”), previously known as Mt. Washington Savings Bank, following its mutual-to-stock conversion. The conversion was completed effective January 29, 2015, and the Company issued 876,163 shares at an offering price of $10.00 per share.

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in one- to four-family residential real estate loans, and, to a lesser extent, commercial real estate and multi-family loans, construction loans, commercial business loans and consumer loans. At June 30, 2015, $65.2 million, or 72.1% of our total loan portfolio, was comprised of one- to four-family residential real estate loans. We also invest in securities, which consist primarily of mortgage-backed securities issued by U.S. government sponsored entities and, to a lesser extent, U.S. government agency obligations and certificates of deposit. We offer a variety of deposit accounts, including checking accounts, savings accounts, money market accounts and certificates of deposit. We utilize advances from the Federal Home Loan Bank of Cincinnati (“FHLB-Cincinnati”) for asset/liability management purposes and for additional funding for our operations. At June 30, 2015, we had $22.4 million in FHLB-Cincinnati advances outstanding.

Market Area

We conduct our operations from our main office in Cincinnati, Hamilton County, Ohio. Hamilton County is primarily a developed and urban county. Our office is located approximately 10 miles from downtown Cincinnati, and about 10 miles from the Ohio-Kentucky border. The Bank will also open a new branch in the Columbia-Tusculum neighborhood of Cincinnati in September 2015. We operate primarily on the east side of Cincinnati, Ohio and the surrounding areas. Hamilton County, Ohio represents our primary geographic market area for loans and deposits, with our remaining business operations conducted in the larger Cincinnati metropolitan area, which includes Warren, Butler and Clermont Counties in Ohio. We also conduct a moderate level of business in the northern Kentucky region and make loans secured by properties in Campbell, Kenton and Boone Counties in Kentucky. We will, on occasion, make loans secured by properties located outside of our primary market. The local economy is diversified with services, trade and manufacturing being the most prominent employment sectors in Hamilton County. The employment base is diversified, and there is no dependence on one area of the economy for continued employment. Major employers in the market include Proctor & Gamble, Kroger, Macy’s, Children’s Hospital, city and county governments and the University of Cincinnati. Our future growth opportunities will be influenced by the growth and stability of the regional, state and national economies, other demographic trends and the competitive environment.

Competition

We face competition within our market area both in making loans and attracting deposits. Our market area has a concentration of financial institutions that include large money centers and regional banks, community banks and credit unions. We also face competition from commercial banks, savings institutions, mortgage banking firms, consumer finance companies and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies.

Lending Activities

General. Our principal lending activity is originating one- to four-family residential real estate loans, and, to a lesser extent, commercial real estate and multi-family loans and construction loans. We also originate consumer loans (including home equity lines of credit and automobile loans). Prior to 2012, we engaged in significant non-owner occupied one- to four-family and subprime lending. Since June 2012, we no longer make subprime loans, subject to very limited exceptions, and only make non-owner occupied single-family loans on a limited basis, subject to more stringent underwriting standards. In recent years we have expanded our commercial real estate loan portfolio in an effort to diversify our overall loan portfolio, increase the yield of our loans and shorten asset duration. We intend to continue to expand our commercial real estate, multi-family and construction lending in the future. We also offer commercial business loans, including SBA loans.

Prior to May 2013, our practice was to retain in our portfolio all of the loans we originate. However, since that time, we have implemented a policy of selling in the secondary market most of our newly originated fixed-rate one- to four-family residential mortgage loans with terms to maturity greater than 15 years, while retaining shorter-term fixed-rate and adjustable rate one- to four-family residential mortgages. Our decision to sell loans is based on our desire to manage interest rate risk, capital and our liquidity needs. We may, at times, retain within our loan portfolio a modest amount of longer-term residential mortgage loans.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan, at the dates indicated.

	At June 30,
	2015		2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential:
Owner occupied	$53,795	59.5%	$45,255	65.8%
Non-owner occupied	11,375	12.6%	8,814	12.8%
Multi-family residential	6,221	6.9%	2,124	3.1%
Commercial	15,908	17.6%	8,998	13.1%
Construction	3,041	3.3%	2,796	4.0%
Total real estate	90,340	99.9%	67,987	98.8%
Consumer and other	93	0.1%	812	1.2%
Total loans	90,433	100.0%	68,799	100.0%
Other items:
Net deferred loan costs	47		22
Allowance for loan losses	(1,602)		(1,537)
Total loans, net	$88,878		$67,284

Loan Approval Procedures and Authority. Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of the Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At June 30, 2015, our largest credit relationship totaled $2.1 million and consisted of three loans secured by commercial real estate and two one-to-four-family properties. Our second largest relationship at June 30, 2015 totaled $2.0 million and consisted of five loans secured by commercial real estate. At June 30, 2015, all of these loans were performing in accordance with their terms.

Our lending is subject to written underwriting standards and origination procedures. Decisions on loan applications are made on the basis of detailed applications submitted by the prospective borrower and property valuations (consistent with our appraisal policy) prepared by outside independent licensed appraisers as well as internal evaluations, where permitted by regulations. The loan applications are designed primarily to determine the borrower’s ability to repay the requested loan, and the more significant items on the application are verified through use of credit reports, financial statements and tax returns.

Generally, we require title insurance on our mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. We also require flood insurance if the property is in a flood zone.

Our President and Chief Executive Officer and our Executive Vice President, Lending each have approval authority of up to $417,000 for secondary market residential mortgage loans that have also been approved through the secondary market automated approval process. Loans that are not approved by this system are approved by our management loan committee, which consists of our President and Chief Executive Officer, our Executive Vice President, Lending and two other members of management.

Loan Originations, Participations, Purchases and Sales

We originate real estate and other loans through advertising and employee marketing efforts, our existing customer base, walk-in customers and referrals. All loans that we originate are underwritten pursuant to our policies and procedures.

In May 2013, as part of our interest rate risk management strategy, we initiated a secondary market program focused on selling some or all of our fixed rate one- to four-family mortgage loan originations with terms to maturity of 15 years or greater. We are approved to sell mortgages to the FHLB-Cincinnati, pursuant to its mortgage purchase program, and to several other private mortgage investors. We may seek approval to sell loans to Fannie Mae and/or Freddie Mac in the future. We retain the servicing on all loans that we sell to the FHLB-Cincinnati, and we release the servicing on all loans that are sold to other mortgage investors. We intend to continue this practice in the future, subject to the pricing of retaining such servicing rights.

We sell our loans without recourse, except for customary representations and warranties provided in sales transactions. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities. For the years ended June 30, 2015 and 2014, we sold $3,165,000 and $884,000, respectively, of mortgage loans. Some of the mortgage loans were sold on a servicing-released basis, and we retained servicing on all others. At June 30, 2015, we serviced $2.7 million of fixed-rate, one- to four-family residential real estate loans that we originated and sold in the secondary market to the FHLB-Cincinnati.

We currently do not purchase loans or loan participations from third parties. However, we may in the future elect to do so, depending upon market conditions, in order to supplement our loan production.

Allowance for Loan Losses

Analysis and Determination of the Allowance for Loan Losses. Our allowance for loan losses is the amount considered necessary to reflect probable incurred losses in our loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

When assessing the appropriateness of the allowance for loan losses, we consider its two key elements: (1) specific allowances for identified impaired loans; and (2) a general valuation allowance on the remainder of the loan portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

We identify loans that may need to be charged off as a loss by reviewing all delinquent loans, classified loans, and other loans about which management may have concerns about collectability. For individually reviewed loans, the borrower’s inability to make payments under the terms of the loan, as well as a shortfall in collateral value, could result in our charging off the loan or the portion of the loan that was impaired.

Among other factors, we consider current general economic conditions in determining the appropriateness of the allowance for loan losses for our residential real estate portfolio. We use evidence obtained from our own loan portfolio as well as published housing data on our local markets from third party sources we believe to be reliable as a basis for assumptions on real estate valuations.

Substantially all of our loans are secured by collateral. Loans 90 days past due and other classified loans are evaluated for impairment and general or specific allowances are established. Typically for a nonperforming real estate loan in the process of collection, the value of the underlying collateral is estimated using either the original independent appraisal, adjusted for current economic conditions and other factors, or a new independent appraisal or evaluation, and related general or specific allowances for loan losses are adjusted quarterly. If a nonperforming real estate loan is in the process of foreclosure and/or there are serious doubts about further collectability of principal or interest, and there is uncertainty about the value of the underlying collateral, we will order a new independent appraisal or evaluation if it has not already been obtained. Any shortfall would result in immediately charging off that portion of the loan that was impaired.

Specific Allowances for Identified Problem Loans. We establish a specific allowance when loans are determined to be impaired. Loss is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral less estimated selling expenses. Factors in identifying a specific problem loan include: (1) the strength of the customer’s personal or business cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of our collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency. In addition, for loans secured by real estate, we consider the extent of any past due and unpaid property taxes applicable to the property serving as collateral on the mortgage.

General Valuation Allowance on the Remainder of the Loan Portfolio. We establish a general allowance for loans that are not identified as impaired to recognize the probable incurred losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience, delinquency trends and management’s evaluation of the collectability of the loan portfolio. The allowance may be adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary market area, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current real estate environment.

As an integral part of their examination process, the Federal Deposit Insurance Corporation (the “FDIC”) and the Ohio Division of Financial Institutions (the “ODFI”) will periodically review our allowance for loan losses. Such agencies may require that we recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Investment Activities

General. The goals of our investment policy are to provide and maintain liquidity to meet day-to-day, cyclical and long-term liquidity needs, to help mitigate interest rate and market risk within the parameters of our interest rate risk policy, and to generate a dependable flow of earnings within the context of our interest rate and credit risk objectives. Subject to loan demand and our interest rate risk analysis, we will increase the balance of our investment securities portfolio when we have excess liquidity.

Our current investment policy permits, with certain limitations, investments in United States Treasury securities; securities issued by the United States Government and its agencies or government sponsored enterprises including mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMO”) issued by Fannie Mae, Ginnie Mae and Freddie Mac; corporate bonds and obligations; debt securities of states and municipalities; commercial paper; certificates of deposit in other financial institutions and mutual funds.

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also use borrowings, primarily FHLB-Cincinnati advances, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, we receive funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. We may utilize repurchase agreements or federal funds sold as funding sources, although we have not used these funding sources during recent periods.

We have recently expanded and improved the products and services we offer our retail and business deposit customers and have improved our infrastructure for electronic banking services. We began offering both personal and business checking accounts in May 2013. Since May 2013, we have provided our customers with free access to the ATM network of a larger regional bank with numerous offices throughout our market area and beyond. In May 2013, we substantially upgraded our capabilities and commenced offering online banking services, including bill pay, remote deposit capture, eStatements and debit cards. We have enhanced online banking services particularly for our business customers in 2014, including merchant capture, online cash management tools, ACH, wire transfer capabilities, mobile banking and night drop services. The deposit infrastructure we have established can accommodate significant increases in retail and business deposit accounts without significant additional capital expenditure.

Deposits. Our deposits are generated primarily from our primary market area. We offer a selection of deposit accounts, including non-interest-bearing and interest-bearing checking accounts, statement savings accounts, variable rate money market accounts, and certificates of deposit. We historically have not used, and currently do not hold any, brokered or Internet deposits. We currently subscribe to the Qwickrate program but have not opened any deposits under that program. Depending on our future needs, we may utilize the Certificate of Deposit Registry Service (“CDARS”) and the Qwickrate program as alternative funding sources, but do not anticipate doing so in the near future.

Borrowings. We may obtain advances from the FHLB-Cincinnati upon the security of our capital stock in the FHLB-Cincinnati and certain of our mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different repricing terms than our deposits, they can change our interest rate risk profile. During the past several years, we have increased our balance of FHLB-Cincinnati advances, and have used laddered terms to maturity of between 15 to 20 years and fixed rates. See Note 7 to the Financial Statements for information on the maturity of our FHLB-Cincinnati advances. At June 30, 2015, we had $22.4 million in outstanding advances from the FHLB-Cincinnati. At June 30, 2015, based on available collateral and our ownership of FHLB-Cincinnati stock, and based upon our internal policy, we had access to additional FHLB-Cincinnati advances of up to $16.1 million, and an additional $10.0 million on a line of credit with the FHLB-Cincinnati. In June 2015, we also pledged additional commercial real estate, multi-family, home equity lines and second mortgage loans to FHLB-Cincinnati, which was reported to FHLB-Cincinnati in July 2015, and our additional borrowing capacity increased to $27.5 million in August 2015 as a result of the additional collateral.

Employees

As of June 30, 2015, we had 12 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

REGULATION AND SUPERVISION

General

As an Ohio-chartered savings and loan association, the Bank is subject to examination and regulation by the ODFI and the FDIC. The federal and state systems of regulation and supervision establish a comprehensive framework of activities in which the Bank may engage and are intended primarily for the protection of depositors and the FDIC’s Deposit Insurance Fund, and not for the protection of security holders. Under this system of regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. The Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), which governs the reserves to be maintained against deposits and other matters. The Bank must comply with consumer protection regulations issued by the Consumer Financial Protection Bureau. The Bank also is a member of and owns stock in the Federal Home Loan Bank of Cincinnati, which is one of the twelve regional banks in the Federal Home Loan Bank System. The ODFI and the FDIC examine the Bank and prepare reports for the consideration of its board of directors on any operating deficiencies. The Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts, the form and content of the Bank’s loan documents and certain consumer protection matters.

As a savings and loan holding company, we are subject to examination and supervision by, and are required to file certain reports with, the Federal Reserve Board. We are also subject to the rules and regulations of the Securities and Exchange Commission (the “SEC”) under the federal securities laws.

Set forth below are descriptions of certain material regulatory requirements that are applicable to the Bank and the Company. The descriptions below are not intended to be a complete description of such statutes and regulations and their effects on the Bank and the Company. Any change in these laws or regulations, whether by Congress or the applicable regulatory agencies, could have a material adverse impact on the Company, the Bank and their operations.

Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) made significant changes to the regulatory structure for depository institutions and their holding companies. However, the Dodd-Frank Act’s changes go well beyond that and affect the lending, investments and other operations of all depository institutions. The Dodd-Frank Act required the Federal Reserve Board to set minimum capital levels for both bank holding companies and savings and loan holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital for holding companies were restricted to capital instruments that were then currently considered to be Tier 1 capital for insured depository institutions. The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect upon passage, and directed the federal banking regulators to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act created a new governmental authority, the Consumer Financial Protection Bureau, with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, such as the Bank. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in total assets are still examined for compliance by their applicable bank regulators. The new legislation also gave state attorneys general the ability to enforce applicable federal consumer protection laws.

The Dodd-Frank Act broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than on total deposits. The legislation also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not. Further, the legislation requires that originators of securitized loans retain a percentage of the risk for transferred loans, directs the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contains a number of reforms related to mortgage origination.

Many provisions of the Dodd-Frank Act involve delayed effective dates and/or require implementing regulations or have not been issued in final form. Their impact on our operations cannot yet fully be assessed. However, the Dodd-Frank Act has resulted in an increased regulatory burden and compliance, operating and interest expense for us and the Bank, and further increases in burdens and expenses are possible.

State Banking Regulation

The ODFI is responsible for the regulation and supervision of Ohio savings institutions in accordance with the laws of the State of Ohio. Ohio law prescribes the permissible investments and activities of Ohio savings and loan associations, including the types of lending that such associations may engage in and the investments that such associations may make. The ability of Ohio associations to engage in these state-authorized investments or activities is subject to oversight and approval by the FDIC, if such investments or activities are not permissible for a federally chartered savings and loan association.

The ODFI also has authority to grant the necessary approvals for the payment of dividends and any mergers involving or acquisitions of control of Ohio savings institutions. The ODFI may initiate certain supervisory measures or formal enforcement actions against Ohio associations. Ultimately, if the grounds provided by law exist, the ODFI may place an Ohio association in conservatorship or receivership.

The ODFI conducts regular examinations of the Bank. Such examinations are usually conducted jointly with the FDIC. The ODFI imposes assessments on Ohio associations based on their asset size to cover the cost of supervision and examination.

Federal Banking Regulation

Capital Requirements

On July 9, 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that revised their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and all top-tier savings and loan holding companies.

The rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.

The rule also includes changes in what constitutes regulatory capital, some of which are subject to a two-year transition period. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a two-year transition period. Finally, Tier 1 capital will include accumulated other comprehensive income (which includes all unrealized gains and losses on available for sale debt and equity securities), subject to a two-year transition period. The Bank had the one-time option in the first quarter of 2015 to permanently opt out of the inclusion of accumulated other comprehensive income in its capital calculation. The Bank opted out in order to reduce the impact of market volatility on its regulatory capital levels.

The new capital requirements also include changes in the risk-weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and non-residential mortgage loans that are 90 day past due or otherwise on non-accrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital; and increased risk-weights (from 0% to up to 600%) for equity exposures.

Finally, the rule limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The final rule became effective for the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.

At June 30, 2015, the Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower. Generally, under federal law, an Ohio savings association, such as the Bank, may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of June 30, 2015, the Bank was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Test. As an Ohio savings association, the Bank must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, the Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings association, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.

Alternatively, the Bank may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986, as amended.

An Ohio savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to enforcement action for a violation of law. At June 30, 2015, the Bank maintained 72% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test. The Bank has satisfied the QTL test in each of the last 12 months.

Capital Distributions. Federal regulations govern capital distributions by an Ohio savings association, which include cash dividends, stock repurchases and other transactions charged to the savings association’s capital account. An Ohio savings association must file an application for approval of a capital distribution if:

•	the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years;

•	the savings association would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or regulatory condition; or

•	the savings association is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings association that is a subsidiary of a savings and loan holding company, such as the Bank, must still file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend or approves a capital distribution.

A notice or application related to a capital distribution may be disapproved if:

•	the Ohio savings association would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, federal law provides that an insured depository institution may not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement. An Ohio savings association also may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account established in connection with its conversion to stock form. In addition, beginning in 2016, the Bank’s ability to pay dividends will be limited if the Bank does not have the capital conservation buffer required by the new capital rules, which may limit the ability of the Company to pay dividends to its stockholders. See “Capital Requirements”

Community Reinvestment Act and Fair Lending Laws. All Ohio savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of an Ohio savings association, the ODFI and the FDIC are required to assess its record of compliance with the Community Reinvestment Act. A savings association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the ODFI and the FDIC, as well as other federal regulatory agencies and the U.S. Department of Justice.

The Community Reinvestment Act requires all institutions insured by the FDIC to publicly disclose their ratings. The Bank received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties. An Ohio savings association’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and Regulation W of the Federal Reserve Board. An affiliate is generally a company that controls, or is under common control with, an insured depository institution, such as the Bank. The Company is an affiliate of the Bank because of its control of the Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

The Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

•	be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

•	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital.

In addition, extensions of credit in excess of certain limits must be approved by the Bank’s loan committee or board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

Enforcement. The ODFI and the FDIC have primary enforcement responsibility over Ohio savings associations and has authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an Ohio savings association. Formal enforcement action by the ODFI and the FDIC may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to terminate deposit insurance and to recommend to the ODFI that enforcement action be taken with respect to a particular savings association. If such action is not taken, the FDIC has authority to take the action under specified circumstances.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

Prompt Corrective Action Regulations. The FDIC is required by law to take supervisory actions against undercapitalized savings institutions under its jurisdiction, the severity of which depends upon the institution’s level of capital.

Under the FDIC’s prompt corrective action regulations, undercapitalized institutions become subject to mandatory regulatory scrutiny and limitations, which increase as capital decreases. Generally, the FDIC is required to appoint a receiver or conservator for a savings bank that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the FDIC within 45 days of the date that an Ohio savings association is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company of an Ohio savings association that is required to submit a capital restoration plan must guarantee performance under the plan in an amount of up to the lesser of 5% of the savings association’s assets at the time it was deemed to be undercapitalized by the FDIC or the amount necessary to restore the savings bank to adequately capitalized status. This guarantee remains in place until the FDIC notifies the savings association that it has maintained adequately capitalized status for each of four consecutive calendar quarters. Institutions that are undercapitalized become subject to certain mandatory measures such as a restrictions on capital distributions and asset growth. The FDIC may also take any one of a number of discretionary supervisory actions against undercapitalized Ohio savings association, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At June 30, 2015, the Bank met the capital requirements to be considered “well capitalized” under the prompt corrective action rules.

The FDIC’s prompt corrective action standards changed with the new capital ratios. Under the new standards, in order to be considered well-capitalized, the Bank must have to have a common equity Tier 1 ratio of 6.5% (new), a Tier 1 risk-based capital ratio of 8.0% (increased from 6.0%), a total risk-based capital ratio of 10.0% (unchanged), and a Tier 1 leverage ratio of 5.0% (unchanged). We have determined that the Bank is well-capitalized under these new standards as of June 30, 2015.

Insurance of Deposit Accounts. The Deposit Insurance Fund of the FDIC insures deposits at FDIC-insured financial institutions, such as the Bank. Deposit accounts in the Bank are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund.

Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. Rates are based on each institution’s risk category and certain specified risk adjustments. Stronger institutions pay lower rates while riskier institutions pay higher rates.

In February 2011, the FDIC published a final rule under the Dodd-Frank Act to reform the deposit insurance assessment system. The rule redefined the assessment base used for calculating deposit insurance assessments effective April 1, 2011. Under the new rule, assessments are based on an institution’s average consolidated total assets minus average tangible equity instead of total deposits. The proposed rule revised the assessment rate schedule to establish assessments ranging from 2.5 to 45 basis points.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended June 30, 2014, the annualized FICO assessment was equal to 0.62 basis points of total assets less tangible capital.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.

Prohibitions Against Tying Arrangements. Ohio savings associations are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB-Cincinnati, the Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of June 30, 2015, the Bank was in compliance with this requirement. While the Bank’s ability to borrow from the FHLB-Cincinnati provides an additional source of liquidity, the Bank has from time to time used advances from the FHLB to fund its operations.

Other Regulations

Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one- to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

•	Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Truth in Savings Act; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

In addition, the Consumer Financial Protection Bureau issues regulations and standards under these federal consumer protection laws that affect our consumer businesses. These include regulations setting “ability to repay” and “qualified mortgage” standards for residential mortgage loans and mortgage loan servicing and originator compensation standards. The Bank is evaluating recent regulations and proposals, and devotes significant compliance, legal and operational resources to compliance with consumer protection regulations and standards.

The operations of the Bank also are subject to the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•	The USA PATRIOT Act, which requires savings banks to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•	The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

General. The Company is a savings and loan holding company within the meaning of HOLA. As such, we are registered with the Federal Reserve Board and subject to regulations, examinations, supervision and reporting requirements applicable to savings and loan holding companies. In addition, the Federal Reserve Board has enforcement authority over us. The ODFI also has examination and enforcement authority over a savings and loan holding company. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

Permissible Activities. Under present law, our business activities are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, provided certain conditions are met, or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity.

Federal law prohibits a savings and loan holding company, including the Company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior regulatory approval. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

The Federal Reserve Board is prohibited from approving any acquisition that would result in a savings and loan holding company controlling separate savings associations located in different states, subject to two exceptions:

•	the approval of interstate supervisory acquisitions by savings and loan holding companies; and

•	the acquisition of a savings association in another state if the laws of the state of the target savings institution specifically permit such acquisition.

The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Capital. Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to establish for all depository institution holding companies minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. Under regulations recently enacted by the Federal Reserve Board, the Company is subject to regulatory capital requirements that generally are the same as the new capital requirements for the Bank. These new capital requirements include provisions that might limit our ability to pay dividends to our stockholders or repurchase our shares. See “—Federal Banking Regulation — Capital Requirements and — Capital Distributions.”

Source of Strength. The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The Federal Reserve Board has issued regulations requiring that all savings and loan holding companies serve as a source of managerial and financial strength to their subsidiary savings associations by providing capital, liquidity and other support in times of financial stress.

Dividends. The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies and savings and loan holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate or earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a savings and loan holding company to pay dividends may be restricted if a subsidiary savings association becomes undercapitalized. The policy statement also states that a savings and loan holding company should inform the Federal Reserve Board supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the savings and loan holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect our ability to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Acquisition. Under the Federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person, or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the company’s outstanding voting stock, unless the Federal Reserve Board has found that the acquisition will not result in control of the company. A change in control definitively occurs upon the acquisition of 25% or more of the company’s outstanding voting stock. Under the Change in Bank Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition.

Federal Securities Laws

The Company’s common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended. We are subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Shares of common stock purchased by persons who are not our affiliates may be resold without registration. Shares purchased by our affiliates are subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If we meet the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of ours that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of our outstanding shares, or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, we may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

Emerging Growth Company Status

The Jumpstart Our Business Startups Act (the “JOBS Act”), which was enacted in April 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” The Company qualifies as an emerging growth company under the JOBS Act.

An “emerging growth company” may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation; however, we are not subject to the auditor attestation requirement or additional executive compensation disclosure so long as we remain a “smaller reporting company” under SEC regulations (generally less than $75 million of voting and non-voting equity held by non-affiliates). Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. We have elected to comply with new or amended accounting pronouncements in the same manner as a private company.

A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.0 billion or more; (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (iii) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under SEC regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.

TAXATION

Federal Taxation

General. The Company and the Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to us and the Bank.

Method of Accounting. For federal income tax purposes, the Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending June 30th for filing its federal income tax returns. We will file a consolidated federal income tax return. The Bank is not currently under audit with respect to its federal income tax return. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for income taxes on bad debt reserves by savings institutions, effective for taxable years beginning after 1995.

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At June 30, 2015, the Bank is not subject to the alternative minimum tax and will not be subject to the alternative minimum tax until it exceeds the gross income threshold. At June 30, 2015, the Bank had no minimum tax credit carryforward.

Net Operating Loss Carryovers. Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At June 30, 2015, the Bank had $5.0 million of federal net operating loss carryforwards.

Capital Loss Carryovers. A corporation cannot recognize capital losses in excess of capital gains generated. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any undeducted loss remaining after the five year carryover period is not deductible. At June 30, 2015, the Bank had capital loss carryovers totaling $88,000.

Corporate Dividends. We may generally exclude from our income 100% of dividends that receive from the Bank because we are members of the same affiliated group of corporations.

State Taxation

The Company and the Bank are subject to Ohio taxation in the same general manner as other financial institutions. In particular, the Company and the Bank will file a consolidated Ohio Financial Institutions Tax (“FIT”) return. The FIT is based upon the net worth of the consolidated group. For Ohio FIT purposes, savings institutions are currently taxed at a rate equal to 0.8% of taxable net worth. The Bank is not currently under audit with respect to its Ohio FIT returns.

As a Maryland business corporation, the Company will be required to file an annual franchise tax return with the State of Maryland.

1a. Risk Factors

You should consider carefully the following risk factors in evaluating an investment in the shares of common stock.

We incurred significant operating losses during the past several years and may not achieve profitability by implementing our business strategies.

Although we recorded a net profit for fiscal 2015 of $145,000, we experienced significant losses prior to that. During the years ended June 30, 2014 and 2013, we had net losses of $482,000 and $3.3 million, respectively. These losses were due primarily to provisions for loan losses, losses on impairments and sales of real estate owned, and collection and other expenses related to nonperforming assets as we aggressively focused on reducing classified and nonperforming loans, particularly non-owner occupied residential real estate loans and subprime loans, originated prior to 2012. Our net losses also resulted from expense related to the directors deferred compensation benefits, the valuation allowance applied to our net deferred tax asset, which offset federal income tax benefits from our net losses, and data processing conversion expenses. Our growth is essential to our future profitability, and we expect to incur expenses related to the implementation of our growth plan, including hiring initiatives, the development and marketing of new products and services and branch expansion. In addition, the conversion has had a short-term adverse impact on our operating results, due to additional costs related to becoming a public company, increased compensation expenses associated with our employee stock ownership plan and the possible implementation of one or more stock-based benefit plans in 2016.

Our ability to achieve profitability depends upon a number of factors, including our ability to successfully implement our new business strategy, to manage expenses related to nonperforming and classified assets, general economic conditions, competition with other financial institutions, changes to the interest rate environment that may reduce our profit margins or impair our business strategy, adverse changes in the securities markets, changes in laws or government regulations, changes in consumer spending, borrowing, or saving, and changes in accounting policies, as well as other risks and uncertainties described in this “Risk Factors” section.

We have a significant amount of net operating losses that we may not be able to utilitize.

In recent years, we have generated significant net operating losses and unrealized tax losses (collectively, “NOLs”). As of June 30, 2015, we had an estimated federal NOL carryforward of $5.0 million. A valuation allowance has been recorded against the entire future tax benefit. These NOLs generally may be carried forward for a 20-year period to offset future taxable income and reduce our federal income tax liability. As a result of our reorganization and conversion from the mutual to stock form of ownership and our contemporaneous stock offering, we may incur an “ownership change” under Section 382 of the Internal Revenue Code (“Section 382”). An ownership change will occur if, over a rolling three-year period, the percentage of the company stock owned by stockholders holding 5% or more of our common stock has increased by more than 50 percentage points over the lowest percentage of common stock owned by such stockholders during the three-year period.

In general, if a company incurs an ownership change under Section 382, the company’s ability to utilize an NOL carryforward to offset its taxable income becomes limited to a certain amount per year. This limitation is computed by multiplying our fair market value immediately before the ownership change (if the ownership change occurs as a result of the conversion and stock offering) by a rate equal to the long-term tax-exemption rate for the month in which the ownership change occurs. The federal NOL carryforwards expire substantially beginning in 2031.

If we are unable to offset our taxable income to the maximum permitted amount, we would incur additional income tax liability, which would adversely affect our results of operations.

We depend on our management team to implement our business strategy and execute successful operations and we could be harmed by the loss of their services.

We are dependent upon the services of the members of our senior management team who direct our strategy and operations. Since 2012, we have replaced our senior management team with experienced executives, with our top three executives each having at least 18 years of financial institution experience. Members of our senior management team, or lending personnel who possess expertise in our markets and key business relationships, could be difficult to replace. Our loss of these persons, or our inability to hire additional qualified personnel, could impact our ability to implement our business strategy and could have a material adverse effect on our results of operations and our ability to compete in our markets.

A portion of our one- to four-family residential mortgage loans is comprised of subprime loans, which have higher delinquency rates and charge-offs than the remainder of our residential loan portfolio.

Prior to 2012, we offered subprime loans to borrowers for the purchase or refinance of one- to four-family residences, primarily owner occupied. Because we applied less stringent underwriting and credit standards to these loans, our subprime loans have greater credit risk than traditional residential real estate mortgage loans. As of June 30, 2015, we had $7.8 million of subprime loans in our portfolio, 2.3% of which were delinquent 30 days or more. We discontinued originations of subprime loans in 2012, subject to very limited exceptions.

A portion of our one- to four-family residential mortgage loans is comprised of non-owner occupied properties which increases the credit risk on this portion of our loan portfolio.

The housing stock in our primary lending market area is comprised in part of single-family rental properties as well as two- to four-unit properties. At June 30, 2015, of the $65.2 million of one- to four-family residential mortgage loans in our portfolio, $11.4 million, or 17.5%, were comprised of non-owner occupied properties. Our non-owner occupied residential loans were secured primarily by single-family properties, and to a much lesser extent, by two- to four-unit properties We believe that there is a greater credit risk inherent in investor-owner and non-owner occupied properties, than in owner-occupied single-family properties since, similar to commercial real estate and multi-family loans, the repayment of these loans may depend, in part, on the successful management of the property and/or the borrower’s ability to lease the units of the property. In addition, the physical condition of non-owner-occupied properties is often below that of owner-occupied properties due to lax property maintenance standards, which has a negative impact on the collateral value. Furthermore, some of our non-owner-occupied borrowers have more than one loan outstanding with us, which may expose us to a greater risk of loss compared to residential and commercial borrowers with only one loan. A downturn in the real estate market or the local economy could adversely affect the value of properties securing these loans or the revenues derived from these properties which could affect the borrower’s ability to repay the loan. At June 30, 2015, none of our non-owner occupied one- to four-family loans were delinquent 30 days or more.

A portion of our loans are commercial real estate and multi-family loans and construction loans, which carry greater credit risk than loans secured by owner occupied one- to four-family real estate. We intend to increase our focus on commercial real estate and multi-family loans and construction loans, and to begin making commercial business loans which also carry greater credit risk.

At June 30, 2015, commercial real estate and multi-family loans totaled $22.1 million, or 24.5%, and construction loans totaled $3.0 million, or 3.4%, of our loan portfolio. We have recently started to originate commercial business loans. Given their larger balances and the complexity of the underlying collateral, commercial real estate, multi-family, construction and commercial business loans generally expose a lender to greater credit risk than loans secured by owner occupied one- to four-family real estate. These loans, as well as consumer loans, also have greater credit risk than owner-occupied residential real estate for the following reasons:

•	commercial real estate and multi-family loans – repayment is dependent on income being generated in amounts sufficient to cover operating expenses, property maintenance and debt service;

•	construction loans – repayment is generally dependent on the borrower’s ability to sell the completed project, the value of the completed project, or the successful operation of the borrower’s business after completion;

•	commercial business loans – repayment is generally dependent upon the successful operation of the borrower’s business; and

•	consumer loans – repayment is dependent on the borrower’s continuing stability and the collateral may not provide an adequate source of repayment.

If loans that are collateralized by real estate or other business assets or consumer assets become troubled and the value of the collateral has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results and financial condition.

Furthermore, a key component of our business strategy is to increase our origination of commercial real estate and multi-family loans, and, to a lesser extent, construction loans in our market area to diversify our loan portfolio and increase our yields. Our portfolios of both owner-occupied and non-owner occupied commercial real estate and multi-family loans are expected to increase significantly. The proposed increase in these types of loans significantly increases our exposure to the risks inherent in these types of loans.

Commercial real estate and multi-family loans, particularly those secured by non-owner-occupied properties, expose us to greater risk of non-payment and loss than loans secured by owner-occupied one-to four-family properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner-occupied properties is often below that of owner-occupied properties due to lax property maintenance standards, which has a negative impact on collateral value. Furthermore, some of our non-owner-occupied borrowers have more than one loan outstanding with us, which may expose us to a greater risk of loss compared to residential and commercial borrowers with only one loan.

Our allowance for loan losses may be insufficient.

We maintain an allowance for loan losses to provide for probable loan losses based on management’s quarterly analysis of the loan portfolio. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make significant estimates that affect the financial statements. One of our most critical estimates is the level of the allowance for loan losses. Due to the inherent nature of these estimates, we cannot provide absolute assurance that we will not be required to charge earnings for significant unexpected loan losses. For more information on the sensitivity of these estimates, refer to the discussion of our “Critical Accounting Policies” on pages 60 to 62.

We maintain an allowance for loan losses that we believe is a reasonable estimate of known and inherent losses within the loan portfolio. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information provided to us by customers and counterparties, including financial statements and other financial information. We may also rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to a business, we may assume that the customer’s audited financial statements conform with GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. We may also rely on the audit report covering those financial statements. Our financial condition, results of operations and cash flows could be negatively impacted to the extent that we rely on financial statements that do not comply with GAAP or on financial statements and other financial information that are materially misleading.

Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of customers relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and these losses may exceed current estimates. We cannot fully predict the amount or timing of losses or whether the loss allowance will be adequate in the future. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions that could have a material adverse impact on our financial condition and results of operations. In addition, federal and state regulators periodically review our allowance for loan losses as part of their examination process and may require management to increase the allowance or recognize further loan charge-offs based on judgments different than those of management. Moreover, the Financial Accounting Standards Board may change its requirements for establishing the allowance. Any increase in the provision for loan losses to raise the allowance to the required amount would decrease our pretax and net income.

If our nonperforming assets increase, our earnings will be adversely affected.

At June 30, 2015, our nonperforming assets, which consist of non-accruing loans and real estate owned, were $1.7 million, or 1.1% of total assets.  Our nonperforming assets adversely affect our net income in various ways:

•	we record no interest income on non-accrual loans or on any nonperforming investment securities, and we do not record interest income for real estate owned;

•	we must provide for probable loan losses through a current period charge to the provision for loan losses;

•	noninterest expense increases when we write down the value of properties in our real estate owned portfolio to reflect changing market values; non-interest income decreases when we recognize other-than-temporary impairment on nonperforming investment securities;

•	there are legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance, and maintenance fees related to our real estate owned; and

•	the resolution of nonperforming assets requires the active involvement of management, which can distract them from more profitable activity.

If additional borrowers become delinquent and do not pay their loans and we are unable to successfully manage our nonperforming assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our financial condition and results of operations.

We have a high concentration of loans secured by real estate in our market area. Adverse economic conditions, both generally and in our market area, could adversely affect our financial condition and results of operations.

We have relatively few loans outside of our market area, and, as a result, we have a greater risk of loan defaults and losses in the event of a further economic downturn in our market area, as adverse economic conditions may have a negative effect on the ability of our borrowers to make timely payments of their loans. During the period from 2009 to 2013, economic conditions and real estate values within our market area declined significantly. We believe that such conditions have contributed to our non-performing assets and higher loan charge-offs and our provisions for loan losses during those years.

The overall economy, while showing signs of improvement, remains fragile, and deterioration in real estate values could increase nonperforming assets, require additional increases in loan loss reserves and elevate charge-off levels.

If our real estate owned is not properly valued or if our allowance for loan losses is insufficient, our earnings could be reduced.

We obtain updated valuations when a loan has been foreclosed and the property taken in as real estate owned and at certain other times during the holding period of the asset. Our net book value in the loan at the time of foreclosure and thereafter is compared to the updated fair value of the foreclosed property less estimated selling costs (fair value). A charge-off is recorded for any excess in the asset’s net book value over its fair value less estimated selling costs. If our valuation process is incorrect, or if property values decline, the fair value of our real estate owned may not be sufficient to recover our carrying value in such assets, resulting in the need for additional charge-offs. Significant charge-offs to our real estate owned could have a material adverse effect on our financial condition and results of operations. In addition, bank regulators periodically review our real estate owned and may require us to recognize further charge-offs. Any increase in our charge-offs may have a material adverse effect on our financial condition and results of operations.

Changes in interest rates could adversely affect our financial condition and results of operations.

Our results of operations depend substantially on our net interest income, which is the difference between (i) the interest earned on loans, securities and other interest-earning assets and (ii) the interest paid on deposits and borrowings. These rates are highly sensitive to many factors beyond our control, including general economic conditions, inflation, recession, unemployment, money supply and the policies of various governmental and regulatory authorities. If the interest we pay on deposits and other borrowings increases at a faster rate than the interest we receive on loans and other investments, our net interest income and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest we receive on loans and other investments falls more quickly than the interest we pay on deposits and borrowings. While we have taken measures intended to manage the risks of operating in a changing interest rate environment, there can be no assurance that these measures will be effective in avoiding undue interest rate risk.

Increases in interest rates also can affect the value of loans and other assets, including our ability to realize gains on the sale of assets. We originate loans for sale and for our portfolio. Increasing interest rates may reduce the origination of loans for sale and consequently the fee income we earn on such sales. Further, increasing interest rates may adversely affect the ability of borrowers to pay the principal or interest on loans and leases, resulting in an increase in non-performing assets and a reduction of income recognized.

Income from secondary mortgage market operations is volatile, and we may incur losses or charges with respect to our secondary mortgage market operations which would negatively affect our earnings.

We have implemented a policy of selling in the secondary market a large majority of the longer-term fixed-rate residential mortgage loans that we originate, earning non-interest income in the form of gains on sale. When interest rates rise, the demand for mortgage loans, particularly refinancing of existing mortgage loans, tends to fall and may reduce the number of loans available for sale. In addition to interest rate levels, weak or deteriorating economic conditions also tend to reduce loan demand. Although we originate, and intend to continue originating, loans on a “best efforts” basis, and we sell, and intend to continue selling, loans in the secondary market without recourse, we are required and will continue to be required to give customary representations and warranties to the buyers. If we breach those representations and warranties, the buyers will be able to require us to repurchase the loans and we may incur a loss on the repurchase.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition, growth and prospects.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. We rely on customer deposits and advances from the FHLB-Cincinnati and other borrowings to fund our operations.  At June 30, 2015, based on available collateral and our ownership of FHLB stock, and based upon our internal policy, we had access to additional FHLB-Cincinnati advances of up to $16.1 million, and an additional $10.0 million on a line of credit with the FHLB-Cincinnati. In June 2015, we also pledged additional commercial real estate, multi-family, home equity lines and second mortgage loans to FHLB-Cincinnati, which was reported to FHLB-Cincinnati in July 2015, and our additional borrowing capacity increased to $27.5 million in August 2015 as a result of the additional collateral. Although we have historically been able to replace maturing deposits and advances if desired, we may not be able to replace such funds in the future if, among other things, our financial condition, the financial condition of the FHLB, or market conditions change. Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets where our loans are concentrated, or adverse regulatory action against us.  Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and deterioration in credit markets.

Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Although we consider our sources of funds adequate for our liquidity needs, we may seek additional debt in the future to achieve our long-term business objectives. Additional borrowings, if sought, may not be available to us or, if available, may not be available on reasonable terms. If additional financing sources are unavailable, or are not available on reasonable terms, our financial condition, results of operations, growth and future prospects could be materially adversely affected.  Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs.  In this case, our operating margins and profitability would be adversely affected.

Our small size makes it more difficult for us to compete.

Our small asset size makes it more difficult to compete with other financial institutions which are generally larger and can more easily afford to invest in the marketing and technologies needed to attract and retain customers. Because our principal source of income is the net interest income we earn on our loans and investments after deducting interest paid on deposits and other sources of funds, our ability to generate the revenues needed to cover our expenses and finance such investments is limited by the size of our loan and investment portfolios. Accordingly, we are not always able to offer new products and services as quickly as our competitors. Our lower earnings also make it more difficult to offer competitive salaries and benefits. In addition, our smaller customer base makes it difficult to generate meaningful non-interest income from such activities as securities and insurance brokerage. Finally, as a smaller institution, we are disproportionately affected by the continually increasing costs of compliance with new banking and other regulations.

Strong competition within our market areas may limit our growth and profitability.

Competition in the banking and financial services industry is intense. In our market area, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Some of our competitors have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do, which could affect our ability to grow and remain profitable on a long-term basis. Our profitability depends upon our continued ability to successfully compete in our market area. If we must raise interest rates paid on deposits or lower interest rates charged on our loans, our net interest margin and profitability could be adversely affected.

The financial services industry could become even more competitive as a result of new legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.

Government responses to economic conditions may adversely affect our operations, financial condition and earnings.

The Dodd-Frank Act has changed the bank regulatory framework. For example, it has created an independent Consumer Financial Protection Bureau that has assumed the consumer protection responsibilities of the various federal banking agencies, established more stringent capital standards for banks and bank holding companies and gives the Federal Reserve Board exclusive authority to regulate savings and loan holding companies. The legislation has also resulted in new regulations affecting the lending, funding, trading and investment activities of banks and bank holding companies. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as the Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. Banks and savings institutions with $10.0 billion or less in assets will continue to be examined by their applicable bank regulators. The legislation also weakens the federal preemption available for national banks and Ohio savings institutions, and gives state attorneys general the ability to enforce applicable federal consumer protection laws. The Dodd-Frank Act also requires the federal banking agencies to promulgate rules requiring mortgage lenders to retain a portion of the credit risk related to loans that are securitized and sold to investors. We expect that such rules would make it more difficult for us to sell loans into the secondary market. Bank regulatory agencies also have been responding aggressively to concerns and adverse trends identified in examinations. Ongoing uncertainty and adverse developments in the financial services industry and in the domestic and international credit markets, and the effect of new legislation and regulatory actions in response to these conditions, may adversely affect our operations by restricting our business activities, including our ability to originate or sell loans, modify loan terms, or foreclose on property securing loans.

The full impact of the Dodd-Frank Act on our business will not be known until all of the regulations implementing the statute are adopted and implemented. As a result, we cannot at this time predict the extent to which the Dodd-Frank Act will impact our business, operations or financial condition. However, compliance with these new laws and regulations may require us to make changes to our business and operations and will likely result in additional costs and divert management’s time from other business activities, any of which may adversely impact our results of operations, liquidity or financial condition.

Furthermore, the Federal Reserve Board, in an attempt to help the overall economy, has, among other things, adopted a low interest rate policy through its targeted federal funds rate and the purchase of mortgage-backed securities. If the Federal Reserve Board increases the federal funds rate, market interest rates would likely rise, which may negatively affect the housing markets and the U.S. economic recovery.

The short-term and long-term impact of the changing regulatory capital requirements and new capital rules is uncertain.

On July 9, 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that revised their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and all top-tier savings and loan holding companies. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule became effective for the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

Under the new capital standards, in order to be well-capitalized, the Bank is required to have a common equity to tier 1 capital ratio of 6.5% and a tier 1 capital ratio of 8.0%. As of June 30, 2015, the Bank was considered well-capitalized under these new standards.

The application of more stringent capital requirements for the Bank could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying out dividends or buying back shares. Specifically, beginning in 2016, the Bank’s ability to pay dividends will be limited if the Bank does not have the capital conservation buffer required by the new capital rules, which may limit our ability to pay dividends to stockholders.

Risks associated with system failures, interruptions, or breaches of security could negatively affect our earnings.

Information technology systems are critical to our business. We use various technology systems to manage our customer relationships, general ledger, securities, deposits, and loans. We have established policies and procedures to prevent or limit the impact of system failures, interruptions, and security breaches, but such events may still occur and may not be adequately addressed if they do occur. In addition any compromise of our systems could deter customers from using our products and services. Although we rely on security systems to provide security and authentication necessary to effect the secure transmission of data, these precautions may not protect our systems from compromises or breaches of security.

In addition, we outsource a majority of our data processing to certain third-party providers. If these third-party providers encounter difficulties, or if we have difficulty communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

The occurrence of any system failures, interruption, or breach of security could damage our reputation and result in a loss of customers and business, subject us to additional regulatory scrutiny or expose us to litigation and possible financial liability. Any of these events could have a material adverse effect on our financial condition and results of operations.

The cost of additional finance and accounting systems, procedures and controls in order to satisfy our new public company reporting requirements will increase our expenses.

As a result of the completion of our public stock offering in January 2015, we became a public reporting company. The obligations of being a public company, including the substantial public reporting obligations, require significant expenditures and place additional demands on our management team. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a stand-alone public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we would expect to file with the SEC. Any failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and stock price. In addition, we may need to hire additional compliance, accounting and financial staff with appropriate public company experience and technical knowledge, and we may not be able to do so in a timely fashion. As a result, we may need to rely on outside consultants to provide these services for us until qualified personnel are hired. These obligations have increased our operating expenses and could divert our management’s attention from our operations.

We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision, and examination by the Federal Reserve Board, the ODFI and the FDIC. Such regulators govern the activities in which we may engage, primarily for the protection of depositors. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a financial institution, the classification of assets by a financial institution, and the adequacy of a financial institution’s allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on us and our operations. Because our business is highly regulated, the laws, rules and applicable regulations are subject to regular modification and change. Laws, rules and regulations may be adopted in the future that could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects.

Changes in accounting standards could affect reported earnings.

The bodies responsible for establishing accounting standards, including the Financial Accounting Standards Board, the SEC and other regulatory bodies, periodically change the financial accounting and reporting guidance that governs the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply new or revised guidance retroactively.

Future legislative or regulatory actions responding to perceived financial and market problems could impair our rights against borrowers.

There have been proposals made by members of Congress and others that would reduce the amount distressed borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral. If proposals such as these, or other proposals limiting our rights as a creditor, are implemented, we could experience increased credit losses or increased expense in pursuing our remedies as a creditor.

We are a community bank and our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance.

We are a community bank, and our reputation is one of the most valuable components of our business. A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our market area and contiguous areas. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected, by the actions of our employees, by our inability to conduct our operations in a manner that is appealing to current or prospective customers, or otherwise, our business and, therefore, our operating results may be materially adversely affected.

Trading in our common shares is very limited, which may adversely affect the time and the price at which you can sell your Company stock.

Although the common stock of the Company is quoted on OTC Markets, trading in our common stock is not active, and the spread between the bid and the asked price is often wide. As a result, you may not be able to sell your shares on short notice, and the sale of a large number of shares at one time could temporarily depress the market price. The price at which you may be able to sell your common shares may be significantly lower than the price at which you could buy our stock at that time.

Our organizational documents and the large percentage of shares controlled by management may have the effect of discouraging a third party from acquiring us.

The governing documents of both the Company and the Bank contain provisions, including a staggered board of directors, a supermajority vote requirement, and restrictions on the acquisition of a specified percentage of the outstanding common stock that make it more difficult for a third party to gain control or acquire us without the consent of the board of directors. These provisions could also discourage proxy contests and may make it more difficult for dissident stockholders to elect representatives as directors and take other corporate actions. Moreover, as of September 4, 2015, directors and executive officers controlled the vote of 12.7% of the outstanding common stock of the Company, and participants in the Bank’s ESOP control the vote of 8% of the outstanding shares, subject to certain circumstances under which the trustee of the ESOP may control the vote. The provisions in our governing documents and the percentage of voting control by affiliates could have the effect of delaying or preventing a transaction or a change in control that a stockholder might consider to be in the best interests of that stockholder.

We undertake no obligation and disclaim any intention to publish revised information or updates to forward-looking statements contained in the above risk factors or in any other statement made at any time by any director, officer, employee or other representative of the Company, unless and until such revisions or updates are required to be disclosed by applicable securities laws or regulations.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

At June 30, 2015, the net book value of our properties was $132,000, and the net book value of our furniture, fixtures and equipment (including computer software) was $190,000. In September 2015, the Bank opened a new branch office in leased office space near downtown Cincinnati. We believe that these facilities are adequate to meet our present and foreseeable needs, other than modest and customary repair and replacement needs.

Information as to our only office and real estate as of June 30, 2015 is set forth below.

Location	Leased or Owned	Year Acquired or Leased	Square Footage	Net Book Value of Real Property
				(In thousands)
Main Office: (including land)

2110 Beechmont Ave Cincinnati, Ohio 45230	Owned	1928	2,200	$132

Item 3. Legal Proceedings

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. At June 30, 2015, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There were 876,163 shares of Company common stock outstanding on June 30, 2015, held by approximately 161 stockholders of record.

Our shares trade on the OTC Market under the symbol MWBC. The following table summarizes the quarterly common stock prices as reported by the OTC Markets and dividends declared since the Company’s stock conversion on January 29, 2015.

32

	2015
	High	Low	Dividend
Second Calendar Quarter	$15.55	$12.05	$0
First Calendar Quarter	12.56	10.00	0

Under the capital rules, the Bank is subject to restrictions on the payment of dividends to the Company, which could restrict our ability to pay dividends to our stockholders. The Bank may not pay a dividend if it would cause the Bank not to meet its capital requirements. In addition, without regulatory approval, the Bank is limited to paying dividends equal to net income to date in the fiscal year plus its retained net income for the preceding two years. Our ability to pay dividends to our stockholders may be restricted. Current FRB policy requires savings and loan holding companies to act as a source of financial strength to its banking subsidiaries. Under this policy, the FRB may require the Company to commit resources or contribute additional capital to the Bank, which could restrict the amount of cash available for dividends to our stockholders. The FRB has issued guidance on the payment of dividends by savings and loan holding companies, which includes conditions under which holding companies must provide advance notification of their intentions to declare and pay dividends.

Unregistered Sales of Equity Securities and Use of Proceeds

None

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data

The following tables set forth selected historical financial and other data of the Company at and for the year ended June 30, 2015 and of the Bank at and for the years ended June 30, 2014 and 2013.

	At June 30,
	2015	2014	2013
	(In thousands)
Selected Financial Condition Data:
Total assets	$106,829	$89,113	$82,422
Cash and cash equivalents	3,665	4,470	4,064
Interest-bearing time deposits in other banks	3,100	3,998	2,250
Available-for-sale securities	4,295	5,416	11,517
Held-to-maturity securities	1,551	2,374	-
Federal Home Loan Bank stock	1,164	1,164	1,164
Loans receivable, net	88,878	67,284	58,732
Foreclosed assets	104	158	812
Premises and equipment	322	385	282
Accrued interest receivable	245	187	162
Cash surrender value of life insurance	3,375	3,282	3,188
Other assets	130	395	251
Total liabilities	91,159	80,284	73,142
Deposits:
Time	43,448	46,055	47,716
Other	25,076	14,655	11,468
FHLB advances	22,360	17,333	11,579
Other liabilities	275	2,241	2,379
Total stockholders’ equity	15,670	8,829	9,280

	For the Years Ended June 30,
	2015	2014	2013
		(In thousands)
Selected Operating Data:
Interest income	$3,422	$2,981	$3,194
Interest expense	1,002	921	946
Net interest income	2,420	2,060	2,248
Provision for loan losses	35	290	1,144
Net interest income after provision for loan losses	2,385	1,770	1,104
Non-interest income	186	291	164
Non-interest expense	2,426	2,572	4,565
Income (loss) before income taxes	145	(511)	(3,297)
Income tax expense (benefit)	-	(29)	-
Net income (loss)	$145	$(482)	$(3,297)

	At or For the Years Ended June 30,
	2015	2014	2013
	(Dollars in thousands)

Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets (ratio of net income (loss) to average total assets)	0.15%	(0.57)%	(4.00)%
Return on average equity (ratio of net income (loss) to average total equity)	1.32%	(5.35)%	(27.58)%
Interest rate spread (1)	2.49%	2.56%	2.71%
Net interest margin (2)	2.65%	2.63%	2.86%
Efficiency ratio (3)	93.10%	109.40%	189.26%
Non-interest expense to average total assets	2.56%	3.03%	5.55%
Average interest-earning assets to average interest-bearing liabilities	117.87%	110.79%	112.43%
Loans to deposits at end of period	132.04%	113.32%	101.59%
Average equity to average total assets	11.57%	10.60%	14.52%
Dividend payout ratio	-	-	-

Asset Quality Ratios:
Non-performing assets to total assets	1.11%	1.79%	3.20%
Non-performing loans to total loans	1.20%	2.09%	3.04%
Allowance for loan losses to non-performing loans	147.65%	106.81%	76.56%
Allowance for loan losses to total loans	1.77%	2.23%	2.33%
Net charge-offs (recoveries) to average outstanding loans	(0.04)%	0.24%	2.56%

Capital Ratios:
Equity to total assets at end of period	14.66%	9.91%	11.26%
Total capital (to risk-weighted assets) (4)	23.10%	20.57%	23.19%
Tier I capital (to risk-weighted assets) (4)	21.80%	19.30%	21.94%
Common equity (to risk-weighted assets)(4)	24.60%	NA	NA
Tier I capital (to total adjusted assets) (4)	13.70%	10.01%	11.41%

Other Data:
Number of full service banking offices	1	1	1
Full-time equivalent employees	12	12	12
Total assets per employee	$8,906	$7,426	$6,869

(1)	The interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the period.

(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.

(3)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.

(4)	Bank only capital ratios presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis comparing 2015 to prior years should be read in conjunction with the audited consolidated financial statements at June 30, 2015 and for the two years ended June 30, 2015.

FORWARD-LOOKING STATEMENTS

Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “may increase,” “may fluctuate,” “will likely result,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” and “could” are generally forward-looking in nature and not historical facts. Results could differ materially from those expressed in such forward-looking statements due to a number of factors, including (1) changes in interest rates; (2) changes in national and local economic and political conditions, including the effects of implementation of the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012, the failure of the federal government to reach an agreement on the federal budget and debt and the continuing economic uncertainty in various parts of the world; (3) competitive pressures in the retail banking, financial services, insurance and other industries; (4) changes in laws and regulations, including changes in accounting standards; (5) changes in policy by regulatory agencies; and (6) changes in the securities markets. Any forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions, and actual results could differ materially from those contemplated by those forward-looking statements. Many of the factors that will determine these results are beyond the Company’s ability to control or predict. The Company disclaims any duty to update any forward-looking statements, all of which are qualified by the statements in this section. See Item 1.A. “Risk Factors” in this annual report for further discussion of the risks affecting the business of the Company and the value of an investment in its shares.

Comparison of Financial Condition at June 30, 2015 and June 30, 2014

Total Assets. Total assets were $106.8 million at June 30, 2015, an increase of $17.7 million, or 19.9%, over the $89.1 million total at June 30, 2014. The increase was primarily comprised of a $21.6 million increase in net loans, which was partially offset by a decrease in interest-bearing deposits in other financial institutions of $898,000 and a decrease in investment securities of $1.9 million.

Net Loans. Net loans increased by $21.6 million, or 32.1%, to $88.9 million at June 30, 2015 from $67.3 million at June 30, 2014. During the year ended June 30, 2015, we originated $31.9 million of loans, which represented approximately 46.4% of our total loan portfolio at June 30, 2015. These new loan originations were comprised primarily of $17.7 million of one- to four-family residential real estate loans, $11.3 million of commercial real estate loans and $2.9 million of construction loans. During the year ended June 30, 2015, one- to four-family residential real estate loans increased $11.1 million, or 20.5%, to $65.2 million at June 30, 2015, from $54.1 million at June 30, 2014; commercial real estate loans increased $6.9 million, or 76.8%, to $15.9 million at June 30, 2015; multi-family residential real estate loans increased $4.1 million, or 193%, to $6.2 million at June 30, 2015; and construction loans increased $245,000, or 8.8%, to $3.0 million at June 30, 2015.

Increases in loan balances reflect our strategy to grow and diversify our loan portfolio, with an emphasis on increasing commercial and multi-family residential loans, as a shift in strategy from our traditional focus on one- to four-family residential loans. Such growth has been achieved amid strong competition for commercial real estate, multi-family and one- to four-family residential mortgage loans in our market area in the current low interest rate environment.

During the latter part of fiscal 2013, we initiated a program to sell certain fixed-rate, 30-year term mortgage loans in the secondary market. We have sold loans on both a servicing released and servicing retained basis, in transactions with the FHLB-Cincinnati through its mortgage purchase program, and to other investors. We sold $3.2 million of loans in the year ended June 30, 2015. Total loans sold and serviced totaled $4.7 million at June 30, 2015. Management intends to continue this sales activity in future periods.

Interest Bearing Deposits in Other Financial Institutions. Interest-bearing time deposits in other banks decreased by $898,000, or 22.5%, to a total of $3.1 million at June 30, 2015, compared to $4.0 million at June 30, 2014. Management began to invest in certificates of deposit during the year ended June 30, 2013, to increase the yield on liquid assets beyond the rates available in overnight funds. The decrease in 2015 was due to the use of excess cash in 2015 to originate loans.

Investment Securities. Investment securities decreased $1.9 million, or 25.0%, to $5.8 million at June 30, 2015 from $7.8 million at June 30, 2014. The decrease consisted primarily of called securities and principal repayments on mortgage-backed securities during the year ended June 30, 2015.

The yield on our investment securities decreased to 1.60% for the year ended June 30, 2015 compared to 1.86% for the year ended June 30, 2014, as a result of the maturity and sales of securities during the year and the continuing low interest rate environment. At June 30, 2015, investment securities classified as available-for-sale and held-to-maturity consisted entirely of government-sponsored mortgage-backed securities.

Foreclosed Assets. Foreclosed assets totaled $104,000 at June 30, 2015 compared to $158,000 at June 30, 2014, as we sold $159,000 of foreclosed properties and added $78,000 of assets through foreclosure. At June 30, 2015, our foreclosed assets consisted of one parcel of one- to four-family residential real estate.

Deposits. Deposits increased by $7.8 million, or 12.9%, to $68.5 million at June 30, 2015 from $60.7 million at June 30, 2014. Our core deposits, which consist of all deposit account types except certificates of deposit, increased $10.4 million, or 71.1%, to $25.1 million at June 30, 2015 from $14.7 million at June 30, 2014. Certificates of deposit decreased $2.6 million, or 5.7%, to $43.4 million at June 30, 2015 from $46.1 million at June 30, 2014. During the year ended June 30, 2015, management continued its strategy of pursuing growth in demand accounts and other lower cost core deposits. Demand accounts were first offered by the Company during the year ended June 30, 2013 and totaled $16.5 million at June 30, 2015. Management intends to continue its efforts to increase core deposits, with a special emphasis on growth in consumer and business demand deposits.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances increased $5.0 million, or 29.0%, to $22.4 million at June 30, 2015 from $17.3 million at June 30, 2014. Management has pursued a strategy of periodically increasing these advances to take advantage of this low-cost source of funding during the low interest rate environment for growth in the Company’s loans and investments. The aggregate cost of these advances was 1.41% at June 30, 2015, compared to the Company’s cost of deposits of 1.12% at June 30, 2015.

Directors Deferred Compensation. The Bank had a nonqualified Directors Deferred Compensation Plan (the “Plan”) which provided for the payment of benefits upon termination of service with the Bank as a director and vesting in the Plan after five years of service. The Plan specified monthly payments for 10 years based upon 80% of the Director’s final year Director’s fees upon reaching the retirement age defined by the Plan. On June 25, 2013, the Bank elected to terminate and liquidate the Plan, and the termination cost was determined to be approximately $2.0 million, which was reflected on the Bank’s balance sheet at June 30, 2014. The funds were fully disbursed in July 2014 and February 2015.

Stockholders’ Equity. Total stockholders’ equity increased $6.8 million, or 77.5%, to $15.7 million at June 30, 2015 compared to $8.8 million at June 30, 2014. The increase was primarily attributable to the $6.7 million of net proceeds from the Company’s issuance of 876,163 shares of common stock at an offering price of $10.00 per share, less total offering costs of $1.4 million and shares acquired by the ESOP totaling $701,000. In addition, the Company reported net income of $145,000 for the year ended June 30, 2015, and a $2,000 decrease in the accumulated other comprehensive loss.

Comparison of Results of Operations for the Year Ended June 30, 2015 and June 30, 2014

General. Our net income for the year ended June 30, 2015 was $145,000, compared to a net loss of $482,000 for the year ended June 30, 2014, an increase of $627,000. The increase in net income was primarily due to a $360,000 increase in net interest income, a $255,000 decrease in the provision for loan losses and a $146,000 decrease in noninterest expenses, which were partially offset by a $105,000 decrease in noninterest income and a $29,000 decrease in federal income tax credits.

Average Balance Sheets. The following table sets forth average balance sheets, average yields and costs, and certain other information for the years ended June 30, 2015 and 2014. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of net deferred costs, discounts and premiums that are accreted to interest income.

	For the Years Ended June 30,
	2015			2014

	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate

Interest-earning assets:
Loans	$78,080	$3,198	4.10%	$62,891	$2,710	4.31%
Investment securities	6,482	104	1.60	10,256	191	1.86
Interest-earning deposits	5,746	74	1.29	3,985	33	0.83
FHLB Stock	1,164	46	3.95	1,164	47	4.04
Total interest-earning assets	91,472	3,422	3.74	78,296	2,981	3.81
Non interest-earning assets	5,008			8,205
Allowance for loan losses	(1,572)			(1,497)
Total assets	$94,908			$85,004

Interest-bearing liabilities:
Demand accounts	$5,405	43	0.80	$530	1	0.19
Money market accounts	2,945	15	0.51	2,357	11	0.47
Savings accounts	8,934	20	0.22	10,035	20	0.20
Certificates of deposit	43,544	630	1.45	47,287	679	1.44
Total deposits	60,828	708	1.16	60,209	711	1.18
FHLB advances	19,599	294	1.50	13,382	210	1.57
Total interest-bearing liabilities	80,427	1,002	1.25	73,591	921	1.25
Noninterest-bearing liabilities	3,500			2,404
Total liabilities	83,927			75,995
Stockholders’ Equity	10,981			9,009
Total liabilities and stockholders’ equity	$94,908			$85,004

Net interest income		$2,420			$2,060
Net interest rate spread (1)			2.49%			2.56%
Net interest-earning assets (2)	$11,045			$4,705
Net interest margin (3)			2.65%			2.63%
Average interest-earning assets to interest-bearing liabilities	113.73%			106.39%

(1)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the period.

(2)	Net interest-earning assets represents the difference between interest-earning assets and interest-bearing liabilities.

(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets for the period.

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

	For the Years Ended June 30,
	2015 vs. 2014			2014 vs. 2013
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)
	(In thousands)			(In thousands)

Interest-earning assets:
Loans	$638	$(150)	$488	$131	$(194)	$(63)
Investment Securities	(65)	(22)	(87)	(48)	(112)	(160)
Interest-earning deposits	19	22	41	6	58	64
FHLB stock	-	(1)	(1)	(1)	(1)	(2)
Total interest-earning assets	592	(151)	441	88	(249)	(161)

Interest-bearing liabilities:
Demand accounts	24	18	42	1	-	1
Money market accounts	3	1	4	9	1	10
Savings accounts	(2)	2	-	-	10	10
Certificates of deposit	(54)	5	(49)	(23)	(58)	(81)
Total deposits	(29)	26	(3)	(13)	(47)	(60)
FHLB advances	95	(11)	84	46	(11)	35
Total interest-bearing liabilities	66	15	81	33	(58)	(25)
Change in net interest income	$527	$(167)	$360	$68	$(256)	$(188)

Interest Income. Interest income increased $441,000, or 14.8%, to $3.4 million for the year ended June 30, 2015 from $3.0 million for the year ended June 30, 2014. This increase was primarily attributable to a $488,000 increase in interest on loans receivable, which was partially offset by an $87,000 decrease in interest on investment securities. The average balance of loans during the year ended June 30, 2015 increased by $15.2 million, or 24.2%, from the balance for the year ended June 30, 2014, while the average yield on loans decreased by 21 basis points to 4.10% for the year ended June 30, 2015 from 4.31% for the year ended June 30, 2014. The decrease in average yield on loans was due to the declining interest rate environment, as well as an increase in payoffs of higher interest rate loans as customers refinanced loans at lower interest rates. The average balance of investment securities decreased $3.8 million to $6.5 million for the year ended June 30, 2015 from $10.3 million for the year ended June 30, 2014, while the average yield on investment securities decreased by 26 basis points to 1.60% for the year ended June 30, 2015 from 1.86% for the year ended June 30, 2014. The decrease in average yield on securities was due to the declining interest rate environment, as well as our decision to invest in shorter-term securities, which generally bear interest at a lower rate than longer-term securities. Interest income on other interest-earning assets, including certificates of deposit in other financial institutions, increased $41,000, or 50.0%, for the year ended June 30, 2015, as an increase in the average yield of 46 basis points, to 1.29% for the year ended June 30, 2015 resulting from an increase in the average balance of $1.8 million year-to-year. The increase in interest income on other interest-earning assets was due primarily to recognition of $39,000 of a $120,000 Bank Enterprise Award the Company received during the year from the U.S. Government-sponsored Community Development Financial Institutions Fund (“CDFI”) based on certificates of deposit placed with qualifying financial institutions participating in the program. The award is being accreted into interest income over the remaining term of the certificates of deposit, and will result in recognition of interest income totaling approximately $13,000 per quarter over the next six quarters.

Interest Expense. Total interest expense increased $81,000, or 8.8%, to $1.0 million for the year ended June 30, 2015 from $921,000 for the year ended June 30, 2014. Interest expense on deposit accounts decreased $3,000, or 0.4%, to $708,000 for the year ended June 30, 2015 from $711,000 for the year ended June 30, 2014. The decrease was primarily due to a decrease of two basis points in the average cost of interest-bearing deposits to 1.16% for the year ended June 30, 2015 from 1.18% for the year ended June 30, 2014, reflecting the declining interest rate environment, partially offset by an increase of $618,000, or 1.0%, in the average balance of deposits to $60.8 million for the year ended June 30, 2015.

Interest expense on FHLB advances increased $84,000 to $294,000 for the year ended June 30, 2015 from $210,000 for the year ended June 30, 2014. The average balance of advances increased by $6.2 million, or 46.4%, to $19.6 million for the year ended June 30, 2015 compared to the year ended June 30, 2014, while the average cost of these advances decreased by seven basis points to 1.50% from 1.57%. As noted above, management elected to increase outstanding advances as a source of lower-cost funding.

Net Interest Income. Net interest income increased $360,000, or 17.5%, to $2.4 million for the year ended June 30, 2015 compared to $2.1 million for the year ended June 30, 2014. The increase reflected the increase in average net interest earning assets of $6.4 million year-to-year, while the interest rate spread declined by six basis points to 2.50% for the year ended June 30, 2015. Our net interest margin increased to 2.65% for the year ended June 30, 2015 from 2.63% for the year ended June 30, 2014. The interest rate spread was impacted by a continuation of a low interest rate environment.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” we recorded a provision for loan losses of $35,000 for the year ended June 30, 2015, a decrease of $255,000, or 87.9%, from the $290,000 provision recorded for the year ended June 30, 2014. The allowance for loan losses was $1.6 million, or 1.77% of total loans, at June 30, 2015, compared to $1.5 million, or 2.23% of total loans, at June 30, 2014. The decrease in the provision for loan losses in the year ended June 30, 2015, compared to the year ended June 30, 2014, was due primarily to lesser balances of nonperforming loans and delinquent loans in the fiscal 2015 period. Total nonperforming loans were $1.1 million at June 30, 2015, compared to $1.4 million at June 30, 2014. Classified loans declined to $1.8 million at June 30, 2015, compared to $1.9 million at June 30, 2014, and total loans past due greater than 30 days were $310,000 and $832,000 at those respective dates. Net recoveries totaled $30,000 for the year ended June 30, 2015, compared to net charge-offs of $151,000 for the year ended June 30, 2014. As a percentage of nonperforming loans, the allowance for loan losses was 147.7% at June 30, 2015 compared to 106.8% at June 30, 2014. Management has continued a strategy focused on resolution of problem loans and a reduction of our volume of nonperforming loans. The provision for loan losses in the year ended June 30, 2015 and 2014 was attributable primarily to estimated losses recognized on certain impaired loans as well as our overall growth in loans and the change in the loan product mix, as we continued our efforts to diversify the loan portfolio from its traditional focus on one-to four-family residential loans.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover probable incurred losses in the loan portfolio at June 30, 2015 and 2014. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income decreased $105,000, or 36.1%, to $186,000 for the year ended June 30, 2015 from $291,000 for the year ended June 30, 2014. The decrease was primarily due to the effects of a gain on sale of foreclosed assets of $143,000 in the 2014 fiscal period compared to a gain on sale of $15,000 in the 2015 fiscal period, which was partially offset by an increase in gain on sale of loans of $26,000, as the Company continued a program to sell certain loans in the secondary market.

Non-Interest Expense. Non-interest expense decreased $146,000, or 5.7%, to $2.4 million for the year ended June 30, 2015 compared to $2.6 million for the year ended June 30, 2014. The decrease was primarily attributable to a $103,000, or 28.8%, decrease in other expense and a $46,000 decrease in impairment losses on foreclosed assets, partially offset by an $87,000, or 41.6%, increase in professional services, as the Company incurred costs in the year ended June 30, 2015 related to the reporting requirements of a public stock company. Other expense categories, including occupancy and equipment, franchise taxes, FDIC insurance premiums, advertising and office supplies were collectively lower by $99,000 year-to-year, due to management’s continuing efforts to control operating costs. Salaries, employee benefits and directors fees expense increased by $15,000, or 1.1%, as the incremental expense associated with the new ESOP plan, totaling $20,000 during the year ended June 30, 2015, and the effects of staffing increases and normal merit increases, were partially offset by a decrease in directors fees, as our board elected to reduce board fees in order to enhance our financial performance.

Non-interest expense can be expected to increase during the fiscal year ended June 30, 2016, as a result of a full year’s costs associated with operating as a public company and increased compensation costs related to possible implementation of one or more stock-based benefit plans, if approved by our stockholders.

Federal Income Taxes. We did not record a provision for federal income tax expense in the year ended June 30, 2015, because of the net operating loss carryforward available and the full impairment valuation allowance maintained on the Company’s net deferred tax assets. The Company recognized a $29,000 credit provision in the year ended June 30, 2014, due to accounting requirements related to its other comprehensive income. Management evaluated the deferred tax asset based primarily upon a projection of future operating results and determined that a full impairment valuation allowance was required at both June 30, 2015 and 2014. We had a total valuation allowance on its net deferred tax assets of $2.1 million at June 30, 2015. The deferred tax asset will only be recognized in future periods when it is more likely than not that the net deferred tax asset can be realized, primarily through the generation of sustainable taxable income.

SECURITIES

The following table sets forth the composition of our investment securities portfolio at the dates indicated, excluding stock of the FHLB-Cincinnati.

	At June 30,
	2015		2014
	Book Value	Fair Value	Book Value	Fair Value
	(In thousands)
Available for Sale:
Mortgage-backed securities of U.S. government sponsored entities	$3,783	$3,802	$4,896	$4,914
U.S. Government and agency securities	498	493	500	502
	4,281	4,295	5,396	5,416
Held to maturity:
Mortgage-backed securities of U.S. Government sponsored entities	1,551	1,480	2,374	2,326

Total	$5,832	$5,775	$7,770	$7,742

At June 30, 2015, we had no investments in a single entity (other than United States government or agency sponsored securities) that had an aggregate book value in excess of 10% of our total stockholders’ equity.

Securities Portfolio Maturities and Yields. The composition and contractual maturities of the investment securities portfolio at June 30, 2015 are summarized in the following table. Note, however, that mortgage-backed securities are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan prepayments. In addition, under the structure of some of our CMOs, the short- and intermediate-tranche interests have repayment priority over the longer term tranches of the same underlying mortgage pool.

	Amortized Cost	Fair Value	Weighted Average Yield
	(In thousands)
Available-for-Sale Securities:
U.S. Government agency bonds
Due in more than ten years	$498	$493	2.75%

Mortgage-backed securities
Due in five to ten years	2,875	2,890	1.14%
Due in more than ten years	908	912	1.91%
Total mortgage-backed securities	3,783	3,802	1.33%

Total available-for-sale securities	$4,281	$4,295	1.49%

Held-to-Maturity Securities:
Mortgage-backed securities
Due in more than ten years	$1,551	$1,480	2.02%

LOANS

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated.

	At June 30,
	2015		2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential:
Owner occupied	$53,795	59.5%	$45,255	65.8%
Non-owner occupied	11,375	12.6	8,814	12.8
Multi-family residential	6,221	6.9	2,124	3.1
Commercial	15,908	17.6	8,998	13.1
Construction	3,041	3.3	2,796	4.0
Total real estate	90,340	99.9	67,987	98.8
Consumer and other	93	0.1	812	1.2
Total loans	90,433	100.0	68,799	100.0
Other items:
Net deferred loan (fees) costs	47		22
Allowance for loan losses	(1,602)		(1,537)
Total loans, net	$88,878		$67,284

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2015. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments.

	One- to Four-Family		Multi-family residential		Commercial Real Estate
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending June 30,
2016	$680	3.35%	$-	-%	$1,195	3.81%
2017	47	4.70	-	-	54	4.00
2018	49	3.53	-	-	2,134	3.15
2019 to 2020	158	4.91	-	-	728	2.10
2021 to 2025	6,714	3.15	619	3.75	847	3.59
2026 to 2030	8,728	3.74	2,569	3.75	5,959	3.81
2031 and beyond	48,794	4.11	3,033	3.94	4,991	4.42

Total	$65,170	3.96%	$6,221	3.84%	$15,908	3.82%

	Construction		Consumer and other		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending June 30,
2016	$255	3.25%	$-	-%	$2,130	3.60%
2017	965	3.25	8	6.72	1,074	3.38
2018	-	-	46	5.05	2,229	3.20
2019 to 2020	-	-	39	6.02	925	2.74
2021 to 2025	138	3.88	-	-	8,318	3.25
2026 to 2030	171	2.86	-	-	17,427	3.76
2031 and beyond	1,512	3.78	-	-	58,330	4.12

Total	$3,041	3.52%	$93	5.60%	$90,433	3.91%

Fixed and Adjustable-Rate Loan Schedule. The following table sets forth our fixed- and adjustable-rate loans at June 30, 2015 that are contractually due after June 30, 2016.

	Due After June 30, 2015
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four family residential	$37,245	$27,245	$64,490
Multi-family residential	1,305	4,916	6,221
Commercial	7,451	7,262	14,713
Construction	1,239	1,547	2,786
Total real estate	47,240	40,970	88,210
Consumer and other	93	-	93
Total loans	$47,333	$40,970	$88,303

Delinquencies, Classified Assets and Non-Performing Assets

Delinquency Procedures. When a borrower fails to make a required monthly payment by the due date, a late notice is generated stating the payment and late charges due. Our policies provide that a late notice be sent when a loan is 15 days past due. In addition, we may call the borrower when the loan is 15 days past due, and we attempt to cooperate with the borrower to determine the reason for nonpayment and to work with the borrower to establish a repayment schedule that will cure the delinquency. Once the loan is considered in default, generally at 30 days past due, a certified letter is generally sent to the borrower explaining that the entire balance of the loan is due and payable, the loan is placed on non-accrual status, and additional efforts are made to contact the borrower. If the borrower does not respond, we generally consider initiating foreclosure proceedings when the loan is 90 to 120 days past due. If the loan is reinstated, foreclosure proceedings will be discontinued and the borrower will be permitted to continue to make payments. In certain instances, we may modify the loan or grant a limited exemption from loan payments to allow the borrower to reorganize his, her or its financial affairs.

When we acquire real estate as a result of foreclosure or by deed in lieu of foreclosure, the real estate is classified as foreclosed real estate until it is sold. The real estate is recorded at estimated fair value at the date of acquisition less estimated costs to sell, and any write-down resulting from the acquisition is charged to the allowance for loan losses. Subsequent decreases in the value of the property are charged to operations through the creation of a valuation allowance. After acquisition, all costs in maintaining the property are expensed as incurred. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell.

Troubled Debt Restructurings. We occasionally modify loans to help a borrower stay current on his or her loan and to avoid foreclosure.  We consider modifications only after analyzing the borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. We generally do not forgive principal or interest on loans, but may do so if it is in our best interest and increases the likelihood that we can collect the remaining principal balance. We may modify the terms of loans to lower interest rates (which may be at below market rates), to provide for fixed interest rates on loans where fixed rates are otherwise not available, or to provide for interest-only terms. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and that is in our best interests. At June 30, 2014, we had 20 loans totaling $1.7 million that were classified as troubled debt restructuring. Of these, 13 loans totaling $883,000 were included in our non-accrual loans at such date because they were either not performing in accordance with their modified terms or had been performing in accordance with their modified terms for less than six months since the date of restructuring.

For the years ended June 30, 2015 and 2014, interest income that would have been recorded had our non-accruing troubled debt restructurings been current in accordance with their original terms was $87,000 for both years. No interest income was recognized on such loans for the years ended June 30, 2015 and 2014, respectively.

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	Loans Delinquent For						Total
	30-59 Days		60-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
At June 30, 2015
Real estate loans:
One- to four-family residential:
Owner occupied	2	$223	-	$-	2	$87	4	$310
Non-owner occupied	-	-	-	-	-	-	-	-
Multi-family residential	-	-	-	-	-	-	-	-
Commercial	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-
Total real estate	2	223	-	-	2	87	4	310
Consumer and other	-	-	-	-	-	-	-	-
Total loans	2	$223	-	$-	2	$87	4	$310

At June 30, 2014
Real estate loans:
One- to four-family residential:
Owner occupied	5	$430	-	$-	4	$402	9	$832
Non-owner occupied	-	-	-	-	-	-	-	-
Multi-family residential	-	-	-	-	-	-	-	-
Commercial	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-
Total real estate	5	430	-	-	4	402	9	832
Consumer and other	-	-	-	-	-	-	-	-
Total loans	5	$430	-	$-	4	$402	9	$832

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the FDIC to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific allowance for loan losses is not warranted. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover losses that were both probable and reasonable to estimate. General allowances represent allowances which have been established to cover accrued losses associated with lending activities that were both probable and reasonable to estimate, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may require the establishment of additional general or specific allowances.

In connection with the filing of our periodic regulatory reports and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. Loans are listed on the “watch list” initially because of emerging financial weaknesses even though the loan is currently performing as agreed, or delinquency status, or if the loan possesses weaknesses although currently performing. Management reviews the status of each loan on our watch list on a quarterly basis with the board of directors. If a loan deteriorates in asset quality, the classification is changed to “special mention,” “substandard,” “doubtful” or “loss” depending on the circumstances and the evaluation. Generally, loans 90 days or more past due are placed on nonaccrual status and classified “substandard.”

The following table sets forth our amounts of classified assets, assets designated as special mention and total criticized assets (classified assets and loans designated as special mention) as of the date indicated. Amounts shown at June 30, 2015 and 2014, include approximately $1.1 million and $1.4 million of nonaccrual loans, respectively. The related specific valuation allowance in the allowance for loan losses for such nonperforming loans was $204,000 and $319,000 at June 30, 2015 and 2014, respectively.

	At June 30,
	2015	2014
	(In thousands)
Classified loans:
Substandard	$1,843	$1,911
Doubtful	-	-
Loss	-	-
Foreclosed assets	104	158
Total classified assets	1,947	2,069
Special mention	-	-
Total criticized assets	$1,947	$2,069

The decrease in classified assets to $1.9 million at June 30, 2015 from $2.1 million at June 30, 2014, was primarily due to the continued enhanced review of our nonperforming assets by our senior management. The largest components of classified loans were non-owner occupied one- to four-family loans and subprime loans originated prior to the change in management that occurred in 2012. At June 30, 2015, substandard assets consisted of $1.1 million one- to four-family owner occupied real estate loans and $716,000 of one- to four-family non-owner occupied real estate loans. At June 30, 2015, our largest classified loan relationship was $389,000 secured by five parcels of one- to four-family non-owner-occupied real estate.

Non-Performing Assets. Non-performing assets decreased to $1.2 million, or 1.1% of total assets, at June 30, 2015 from $1.6 million, or 1.8% of total assets, at June 30, 2014. Management has continued to focus on collection and resolution of nonperforming assets, while enhanced stringent underwriting practices by our new management team, and a change in lending focus away from non-owner occupied residential loans and subprime loans, has resulted in higher quality loans comprising the growth in our loan portfolio. The largest components of non-performing loans were non-owner occupied residential loans and subprime residential loans originated prior to the change in management that occurred in 2012. At June 30, 2015, our largest non-performing loan relationship consisted of two parcels of one-to four-family non-owner occupied real estate and one parcel of one-to four-family owner occupied real estate in the amount of $166,000.

We generally cease accruing interest on our loans when contractual payments of principal or interest have become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed. Interest received on nonaccrual loans is applied against principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Troubled debt restructurings are loans that have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans, with modifications to loan terms including a lower interest rate, a reduction in principal, or a longer term to maturity. Troubled debt restructurings are restored to accrual status when the obligation is brought current, has performed in accordance with the revised contractual terms for six months and the ultimate collectability of the total contractual principal and interest is deemed probable.

The following table sets forth information regarding our non-performing assets at the dates indicated.

	June 30,
	2015	2014
Non-accrual loans:
Real estate loans:
One- to four-family residential:
Owner occupied	$795	$1,099
Non-owner occupied	290	340
Multi-family residential	-	-
Commercial	-	-
Construction	-	-
Total real estate	1,085	1,439
Consumer and other	-	-
Total non-accrual loans	$1,085	$1,439

Loans 90 days or more past due and still accruing:
Real estate loans:
One- to four-family residential:
Owner occupied	$-	$-
Non-owner occupied	-	-
Multi-family residential	-	-
Commercial	-	-
Construction	-	-
Total real estate	-	-
Consumer and other	-	-
Total loan 90 days or more past due and still accruing	$-	$-

Total non-performing loans	$1,085	$1,439

Foreclosed Assets:
Real estate loans:
One- to four-family residential:
Owner occupied	$104	$158
Non-owner occupied	-	-
Multi-family residential	-	-
Commercial	-	-
Construction	-	-
Total real estate	104	158
Consumer and other	-	-
Total foreclosed assets	104	158

Total non-performing assets	$1,189	$1,597

	June 30,
	2015	2014
Troubled debt restructurings:
Real estate loans:
One- to four-family residential:
Owner occupied	$947	$1,382
Non-owner occupied	224	371
Multi-family residential	—	—
Commercial	153	—
Construction	—	—
Total real estate	1,324	1,753
Consumer and other	—	—
Total troubled debt restructured loans	$1,324	$1,753

Total non-performing loans and troubled debt restructurings (1)	$1,737	$2,345

Ratios:
Non-performing loans to total loans	1.20%	2.09%
Non-performing assets to total assets	1.11%	1.79%
Non-performing assets and troubled debt restructurings to total assets	1.72%	2.63%

(1)	Net of loans that are included in both nonaccrual status and troubled debt restructurings of $672,000 and $847,000 at June 30, 2015 and 2014, respectively.

For the years ended June 30, 2015 and 2014, interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $87,000 each year. No interest income was recognized on such loans for the years ended June 30, 2015 and 2014, respectively.

Non-performing owner occupied one- to four-family residential real estate loans totaled $795,000 at June 30, 2015 and consisted of 11 loans, the largest of which totaled $104,000. Non-performing non-owner occupied one- to four-family real estate loans totaled $290,000 at June 30, 2015 and consisted of five loans.

Foreclosed real estate totaled $104,000 at June 30, 2015, which consisted of a single owner-occupied one- to four-family residential property.

At June 30, 2015, our three largest non-performing loan relationships were loans totaling $166,000 (secured by both owner-occupied and non-owner occupied real estate), $126,000 (secured by non-owner-occupied real estate) and $104,000 (secured by owner-occupied real estate).

Other Loans of Concern. There were no other loans at June 30, 2015 that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Allowance for Loan Losses

Analysis and Determination of the Allowance for Loan Losses. Our allowance for loan losses is the amount considered necessary to reflect probable incurred losses in our loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

When assessing the appropriateness of the allowance for loan losses, we consider its two key elements: (1) specific allowances for identified impaired loans; and (2) a general valuation allowance on the remainder of the loan portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

We identify loans that may need to be charged off as a loss by reviewing all delinquent loans, classified loans, and other loans about which management may have concerns about collectability. For individually reviewed loans, the borrower’s inability to make payments under the terms of the loan, as well as a shortfall in collateral value, could result in our charging off the loan or the portion of the loan that was impaired.

Among other factors, we consider current general economic conditions, including current housing price depreciation, in determining the appropriateness of the allowance for loan losses for our residential real estate portfolio. We use evidence obtained from our own loan portfolio as well as published housing data on our local markets from third-party sources we believe to be reliable as a basis for assumptions about the impact of housing depreciation.

Substantially all of our loans are secured by collateral. Loans 90 days past due and other classified loans are evaluated for impairment and general or specific allowances are established. Typically for a nonperforming real estate loan in the process of collection, the value of the underlying collateral is estimated using either the original independent appraisal, adjusted for current economic conditions and other factors, or a new independent appraisal, or evaluation, and related general or specific allowances for loan losses are adjusted quarterly. If a nonperforming real estate loan is in the process of foreclosure and/or there are serious doubts about further collectability of principal or interest, and there is uncertainty about the value of the underlying collateral, we will order a new independent appraisal or evaluation if it has not already been obtained. Any shortfall would result in immediately charging off that portion of the loan that as impaired.

Specific Allowances for Identified Problem Loans. We establish a specific allowance when loans are determined to be impaired. Loss is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral less estimated selling expenses. Factors in identifying a specific problem loan include: (1) the strength of the customer’s personal or business cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of our collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency. In addition, for loans secured by real estate, we consider the extent of any past due and unpaid property taxes applicable to the property serving as collateral on the mortgage.

General Valuation Allowance on the Remainder of the Loan Portfolio. We establish a general allowance for loans that are not classified as impaired to recognize the probable incurred losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience, delinquency trends and management’s evaluation of the collectability of the loan portfolio. The allowance may be adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary market area, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current real estate environment.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the years ended June 30, 2015 and 2014.

	At or For the Years Ended June 30,
	2015	2014
	(Dollars in thousands)

Balance at beginning of period	$1,537	$1,398

Charge-offs:
Real estate loans:
One- to four-family residential:
Owner occupied	(3)	(141)
Non-owner occupied	-	-
Multi-family residential	-	-
Commercial	-	(25)
Construction and land	-	-
Total real estate	(3)	(166)
Consumer and other	-	-
Total charge-offs	(3)	(166)

Recoveries:
Real estate loans:
One- to four-family residential:
Owner occupied	27	9
Non-owner occupied	-	-
Multi-family residential	-	-
Commercial	-	3
Construction and land	-	-
Total real estate	27	12
Consumer and other	6	3
Total recoveries	33	15

Net (charge-offs) recoveries	30	(151)
Provision for loan losses	35	290

Balance at end of period	$1,602	$1,537

Ratios:
Net (charge-offs) recoveries to average loans outstanding	0.04%	(0.24)%
Allowance for loan losses to non-performing loans at end of period	147.65%	106.81%
Allowance for loan losses to total loans at end of period	1.77%	2.23%

Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At June 30,
	2015		2014
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family	$1,417	72.1%	$1,343	78.6%
Multi-family residential	3	6.9	33	3.1
Commercial	124	17.6	105	13.1
Construction and land	58	3.3	56	4.0
Total real estate	1,602	99.9	1,537	98.8
Consumer and other	-	0.1	-	1.2
Total loans	$1,602	100.0%	$1,537	100.0%
Total allocated allowance

Unallocated allowance	$-		$-

Total allowance for loan losses	$1,602		$1,537

At June 30, 2015, our allowance for loan losses represented 1.77% of total loans and 147.65% of non-performing loans and at June 30, 2014, our allowance for loan losses represented 2.33% of total loans and 106.8% of non-performing loans. There were $30,000 in net loan recoveries and $151,000 in net loan charge-offs during the years ended June 30, 2015 and 2014, respectively.

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for loan losses may not be adequate and management may determine that increases in the allowance are necessary if the quality of any portion of our loan portfolio deteriorates as a result. Furthermore, as an integral part of its examination process, the FDIC and ODFI periodically review our allowance for loan losses. The FDIC and ODFI may require that we increase our allowance based on its judgments of information available to it at the time of its examination. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Deposits

Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also use borrowings, primarily FHLB-Cincinnati advances, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, we receive funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. We may utilize repurchase agreements or federal funds sold as funding sources, although we have not used these funding sources during recent periods.

We have recently expanded and improved the products and services we offer our retail and business deposit customers and have improved our infrastructure for electronic banking services. We began offering both personal and business checking accounts in May 2013. Since May 2013, we have provided our customers with free access to the ATM network of a larger regional bank with numerous offices throughout our market area and beyond. In May 2013, we substantially upgraded our capabilities and commenced offering online banking services, including bill pay, remote deposit capture, eStatements and debit cards. We have enhanced online banking services, particularly for our business customers, in 2014, including merchant capture, online cash management tools, ACH, wire transfer capabilities, mobile banking and night drop services. The deposit infrastructure we have established can accommodate significant increases in retail and business deposit accounts without significant additional capital expenditure.

We offer a selection of deposit accounts, including non-interest-bearing and interest-bearing checking accounts, statement savings accounts, variable rate money market accounts, and certificates of deposit. We have not in the past used, and currently do not hold any, brokered or Internet deposits. Depending on our future needs, we may participate in the CDARS and Qwickrate programs as alternative funding sources, but do not anticipate doing so in the near future.

Our deposits are primarily obtained from areas surrounding our main office, and therefore deposit generation is significantly influenced by general and local economic conditions, changes in prevailing interest rates, internal pricing decisions and competition in our market area, which includes numerous financial institutions of varying sizes offering a wide range of products and services. Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits has been and will continue to be significantly affected by market conditions, including competition and prevailing interest rates. At June 30, 2015, $43.4 million, or 63.4% of our total deposit accounts, were certificates of deposit, of which $20.9 million had maturities of one year or less.

The following table sets forth the distribution of our average total deposit accounts, by account type, for the years ended June 30, 2015 and 2014.

	For the Years Ended June 30,
	2015			2014
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Demand deposit accounts:
Interest bearing	$5,405	8.5%	0.80%	$530	0.9%	0.19%
Non-interest bearing	2,404	3.8%	0.00%	-	-%	0.00%
Money market accounts	2,944	4.7%	0.51%	2,357	3.9%	0.47%
Savings accounts	8,933	14.1%	0.22%	10,035	16.7%	0.20%
Certificates of deposit	43,544	68.9%	1.45%	47,287	78.5%	1.44%

Total deposits	$63,230	100.0%	1.16%	$60,209	100.00%	1.18%

The following table sets forth our deposit activities for the years ended June 30, 2015 and 2014.

	At or For the Years Ended June 30,
	2015	2014
	(Dollars in thousands)

Beginning balance	$60,710	$59,184
Net deposits (withdrawals) before interest credited	7,106	815
Interest credited	708	711
Net increase in deposits	7,814	1,526
Ending balance	$68,524	$60,710

The following table sets forth certificates of deposit classified by interest rate as of June 30, 2015 and 2014.

	At June 30,
	2015	2014
	(In thousands)
Interest Rate:
Less than 1.00%	$13,355	$19,303
1.00% to 1.99%	18,555	14,400
2.00% to 2.99%	11,331	12,087
3.00% to 3.99%	207	265
4.00% to 4.99%	—	—
5.00% to 5.99%	—	—

Total	$43,448	$46,055

Maturities of Certificates of Deposit Accounts. The following table sets forth the amount and maturities of certificate of deposit accounts at June 30, 2015.

	At June 30, 2015
	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
	(Dollars in thousands)
Interest Rate Range:
Less than 1.00%	$10,685	$2,472	$198	$-	$13,355	30.7%
1.00% to 1.99%	6,951	7,320	1,239	3,045	18,555	42.7%
2.00% to 2.99%	3,219	6,429	-	1,683	11,331	26.1%
3.00% to 3.99%	-	207	-	-	207	0.5%
4.00% to 4.99%	-	-	-	-	-	-%
5.00% to 5.99%	-	-	-	-	-	-%

Total	$20,855	$16,428	$1,437	$4,728	$43,448	100.0%

As of June 30, 2015, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $19.5 million. At June 30, 2015 and 2014, time deposits in denominations of $250,000 or more were $3.6 million and $6.1 million, respectively.

The following table sets forth the maturity of certificates in amounts of $100,000 or more as of June 30, 2015.

At June 30, 2015
(In thousands)

Three months or less	$1,189
Over three months through six months	2,144
Over six months through one year	4,927
Over one year to three years	8,207
Over three years	3,009

Total	$19,476

Borrowings. We may obtain advances from the FHLB-Cincinnati upon the security of our capital stock in the FHLB-Cincinnati and certain of our mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to reprice than our deposits, they can change our interest rate risk profile. During the past several years, we have increased our balance of FHLB-Cincinnati advances, and have used laddered terms to maturity of between 15 to 20 years and fixed rates. See Note 7 to the Financial Statements for information on the maturity of our FHLB-Cincinnati advances. At June 30, 2015, we had $23.4 million in outstanding advances from the FHLB-Cincinnati. At June 30, 2015, based on available collateral and our ownership of FHLB stock, and based upon our internal policy, we had access to additional FHLB-Cincinnati advances of up to $16.1 million, and an additional $10.0 million on a line of credit with the FHLB-Cincinnati.

The following table sets forth information concerning balances and interest rates on our FHLB-Cincinnati advances at the dates and for the periods indicated. We did not have any borrowings other than FHLB-Cincinnati advances at or during the years ended June 30, 2015 and 2014.

	At or For the Years Ended June 30,
	2015	2014
	(Dollars in thousands)

Balance at end of year	$22,360	$17,333
Average balance during the year	$19,599	$13,382
Maximum outstanding at any month end	$24,860	$17,333
Weighted average interest rate at end of year	1.41%	1.51%
Average interest rate during the year	1.50%	1.57%

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities and calls of securities. We also have the ability to borrow from the FHLB-Cincinnati. At June 30, 2015, based on available collateral and our ownership of FHLB stock, and based upon our internal policy, we had access to additional FHLB-Cincinnati advances of up to $16.1 million, and an additional $10.0 million on a line of credit with the FHLB-Cincinnati. In June 2015, we also pledged additional commercial real estate, multi-family, home equity lines and second mortgage loans to FHLB-Cincinnati, which was reported to FHLB-Cincinnati in July 2015, and our additional borrowing capacity increased to $27.5 million in August 2015 as a result of the additional collateral. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments including interest-bearing demand deposits. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At June 30, 2015, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $14.0 million, or 13.7% of adjusted total assets, which is above the well-capitalized required level of $5.1 million, or 5.0%; and total risk-based capital of $14.8 million, or 23.1% of risk-weighted assets, which is above the well-capitalized required level of $6.4 million, or 10.0%. At June 30, 2014, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $8.9 million, or 10.0% of adjusted total assets, which is above the well-capitalized required level of $4.5 million, or 5.0%; and total risk-based capital of $9.5 million, or 20.6% of risk-weighted assets, which is above the well-capitalized required level of $4.6 million, or 10.0%. Accordingly, the Bank was categorized as well capitalized at June 30, 2015 and 2014. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At June 30, 2015, we had outstanding commitments to originate loans of $3.2 million, including undisbursed funds on construction loans and funds available on undrawn lines of credit. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2015 totaled $20.9 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Management of Market Risk

General. Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. Our Asset-Liability Committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the policy and guidelines approved by our board of directors.

Our asset/liability management strategy attempts to manage the impact of changes in interest rates on net interest income, our primary source of earnings. Among the techniques we use to manage interest rate risk are:

•	originating commercial real estate and multi-family, construction, consumer and commercial business loans, all of which tend to have shorter terms and higher interest rates than one- to four-family residential real estate loans, and which generate customer relationships that can result in larger non-interest bearing checking accounts;

•	selling substantially all of our newly-originated longer-term fixed-rate one- to four-family residential real estate loans and retaining the shorter-term fixed-rate and adjustable-rate one- to four-family residential real estate loans that we originate, subject to market conditions and periodic review of our asset/liability management needs;

•	reducing our dependence on certificates of deposit to support lending and investment activities and increasing our reliance on core deposits, including checking accounts, money market accounts and savings accounts, which are less interest rate sensitive than certificates of deposit; and

•	lengthening the weighted average maturity of our liabilities through longer-term wholesale funding sources such as fixed-rate advances from the FHLB-Cincinnati with terms to maturity of 15 to 20 years.

Our board of directors is responsible for the review and oversight of our Asset/Liability Committee, which is comprised of our executive management team and other essential operational staff. This committee is charged with developing and implementing an asset/liability management plan, and meets at least quarterly to review pricing and liquidity needs and assess our interest rate risk. We currently utilize a third-party modeling program, prepared on a quarterly basis, to evaluate our sensitivity to changing interest rates, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.

Net Portfolio Value. We compute amounts by which the net present value of our cash flow from assets, liabilities and off-balance sheet items (our net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. We measure our interest rate risk and potential change in our NPV through the use of a financial model provided by an outside consulting firm. This model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. Historically, the model estimated the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 400 basis points in 100 basis point increments. However, given the current low level of market interest rates, an NPV calculation for an interest rate decrease of greater than 100 basis points has not been prepared. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

The table below sets forth, as of June 30, 2015, the estimated changes in the NPV of equity that would result from the designated changes in the United States Treasury yield curve under an instantaneous parallel shift for the Bank. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

At June 30, 2015
Changes in Interest		Estimated Increase (Decrease) in EVE		EVE as Percentage of Economic Value of Assets (3)
Rates (basis points) (1)	Estimated EVE (2)	Amount	Percent	EVE Ratio	Changes in Basis Points
	(Dollars in thousands)

+400	$11,888	$(2,972)	(20)%	12.5%	(1.4)%
+300	12,564	(2,296)	(15)	12.8	(1.1)
+200	13,002	(1,858)	(13)	12.9	(1.0)
+100	13,768	(1,092)	(7)	13.2	(0.6)
0	14,860	-	-	13.8	-
-100	15,560	700	5	14.1	0.3

(1)	Assumes instantaneous parallel changes in interest rates.

(2)	EVE or Economic Value of Equity at Risk measures the Bank’s exposure to equity due to changes in a forecast interest rate environment.

(3)	EVE Ratio represents Economic Value of Equity divided by the economic value of assets which should translate into built in stability for future earnings.

The table above indicates that at June 30, 2015, in the event of an instantaneous parallel 100 basis point decrease in interest rates, we would experience a 5% increase in NPV. In the event of an instantaneous 100 basis point increase in interest rates, we would experience a 7% decrease in NPV.

The table below sets forth, as of June 30, 2015, the estimated changes in net interest income over the next twelve months that would result for the Bank from the designated changes in the United States Treasury yield curve under an instantaneous parallel shift. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Rate Shift (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(In thousands)

+400	$2,782	12.5%
+300	2,706	9.4%
+200	2,628	6.3%
+100	2,551	3.1%
Level	2,473	-
-100	2,469	(0.2)%

(1)	The calculated changes assume an immediate shock of the static yield curve.

Depending on the relationship between long-term and short-term interest rates, market conditions and consumer preference, we may place greater emphasis on maximizing our net interest margin than on strictly matching the interest rate sensitivity of our assets and liabilities. We believe that the increased net income which may result from an acceptable mismatch in the actual maturity or re-pricing of our assets and liabilities can, during periods of declining or stable interest rates, provide sufficient returns to justify an increased exposure to sudden and unexpected increases in interest rates.

We do not engage in hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage backed securities.

Critical Accounting Policies

The discussion and analysis of the financial condition and results of operations are based on our financial statements, which are prepared in conformity with GAAP. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be critical accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

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

The analysis has two components, specific and general allowances. The specific percentage allowance is for unconfirmed losses related to loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral as adjusted for market conditions and selling expenses. If the fair value of the loan is less than the loan’s carrying value, a charge is recorded for the difference. The general allowance, which is for loans reviewed collectively, is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent twelve quarters. All periods are evenly weighted within the 12 quarter loss history. The methodology used in calculation of loss factors is consistently applied to all loan segments. This analysis establishes historical loss percentages and qualitative factors that are applied to the loan groups to determine the amount of the allowance for loan losses necessary for loans that are reviewed collectively. The qualitative component is critical in determining the allowance for loan losses as certain trends may indicate the need for changes to the allowance for loan losses based on factors beyond the historical loss history. Not incorporating a qualitative component could misstate the allowance for loan losses. Actual loan losses may be significantly more than the allowances we have established which could result in a material negative effect on our financial results.

Deferred Tax Assets. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax asset will not be realized. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Determining the proper valuation allowance for deferred taxes is critical in properly valuing the deferred tax asset and the related recognition of income tax expense or benefit. At both June 30, 2015 and 2014 our deferred tax asset was reduced by a $2.1 million valuation allowance, which represented full valuation allowance applied to our net deferred tax assets. The Company maintained a full valuation allowance against its net deferred tax asset as of both June 30, 2015 and 2014.

Fair Value Measurements. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Company estimates the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, the Company estimates fair value. These estimates are subjective in nature and imprecision in estimating these factors can impact the amount of gain or loss recorded. A more detailed description of the fair values measured at each level of the fair value hierarchy and the methodology utilized by the Company can be found in Note 14 to the Financial Statements — “Disclosures About Fair Value of Assets and Liabilities.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Elliott Davis Decosimo

To the Board of Directors and Stockholders

MW Bancorp, Inc. and Subsidiary

Cincinnati, Ohio

We have audited the accompanying consolidated balance sheet of MW Bancorp, Inc. and Subsidiary (the “Company”) as of June 30, 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of tis internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MW Bancorp, Inc. and Subsidiary as of June 30, 2015, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis Decosimo, LLC

Cincinnati, Ohio

September 25, 2015

[Crowe Horwath Logo]	Crowe Horwath LLP
Independent Member Crowe Horwath International

Report of Independent Registered Public Accounting Firm

Audit Committee and Board of Directors

Mt. Washington Savings Bank

Cincinnati, Ohio

We have audited the accompanying balance sheets of Mt. Washington Savings Bank (“Company”) as of June 30, 2014, and the related statement of operations, comprehensive loss, change in equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2014, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP
Crowe Horwath LLP

Columbus, Ohio

September 8, 2014

MW Bancorp, Inc.

Consolidated Balance Sheets

June 30, 2015 and 2014

(In Thousands)

	June 30,
	2015	2014
Assets

Cash and due from banks	$88	$1,793
Interest-bearing demand deposits	3,577	2,677

Cash and cash equivalents	3,665	4,470

Interest-bearing deposits in other financial institutions	3,100	3,998
Available-for-sale securities	4,295	5,416
Held-to-maturity securities (fair value of $1,480 and $2,326 at June 30, 2015 and 2014, respectively)	1,551	2,374
Loans, net of allowance for loan losses of $1,602 and $1,537	88,878	67,284
Premises and equipment, net	322	385
Federal Home Loan Bank stock, at cost	1,164	1,164
Foreclosed assets, net	104	158
Accrued interest receivable	245	187
Company owned life insurance	3,375	3,282
Other assets	130	395

Total assets	$106,829	$89,113

See Notes to Consolidated Financial Statements

MW Bancorp, Inc.

Consolidated Balance Sheets (continued)

June 30, 2015 and 2014

(In Thousands)

	June 30,
	2015	2014
Liabilities and Stockholders’ Equity

Liabilities
Deposits
Demand	$16,467	$5,597
Savings and money market	8,609	9,058
Time	43,448	46,055

Total deposits	68,524	60,710

Federal Home Loan Bank advances	22,360	17,333
Directors deferred compensation	-	2,012
Other liabilities	275	229

Total liabilities	91,159	80,284

Stockholders’ Equity
Preferred stock – authorized 1,000,000 shares, $0.01 par value, none issued	-	-
Common stock – authorized 30,000,000 shares, $0.01 par value, 876,163 shares issued and outstanding at June 30, 2015	9	-
Additional paid-in-capital	7,386	-
Shares acquired by ESOP	(701)	-
Retained earnings	9,067	8,922
Accumulated other comprehensive loss	(91)	(93)

Total stockholders’ equity	15,670	8,829

Total liabilities and stockholders’ equity	$106,829	$89,113

See Notes to Consolidated Financial Statements

MW Bancorp, Inc.

Consolidated Statements of Operations

Years Ended June 30, 2015 and 2014

(In Thousands)

	Years Ended June 30,
	2015	2014

Interest Income
Loans, including fees	$3,198	$2,710
Taxable securities	104	165
Tax exempt securities	-	26
Interest-bearing deposits	120	80

Total interest income	3,422	2,981

Interest Expense
Deposits	708	711
Federal Home Loan Bank advances	294	210

Total interest expense	1,002	921

Net Interest Income	2,420	2,060

Provision for Loan Losses	35	290

Net Interest Income After Provision for Loan Losses	2,385	1,770

Noninterest Income
Gain on sale of securities	-	3
Gain on sale of loans	50	19
Gain on sale of foreclosed assets, net	15	143
Income from Company owned life insurance	92	94
Other operating	29	32

Total noninterest income	186	291

Noninterest Expense
Salaries and employee benefits	1,402	1,387
Occupancy and equipment	135	161
Data processing	97	102
Franchise taxes	64	106
FDIC insurance	70	77
Professional services	296	209
Advertising	43	57
Office supplies	24	36
Business entertainment	40	33
Impairment losses on foreclosed assets	-	46
Other	255	358

Total noninterest expense	2,426	2,572

Income (Loss) Before Federal Income Taxes (Credits)	145	(511)

Federal Income Taxes (Credits)	-	(29)

Net Income (Loss)	$145	$(482)

See Notes to Consolidated Financial Statements

MW Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss)

Years Ended June 30, 2015 and 2014

(In Thousands)

	Years Ended June 30,
	2015	2014

Net income (loss)	$145	$(482)

Other comprehensive income:
Unrealized holding gains (losses) on securities available for sale	(6)	89

Securities transferred to held-to-maturity	-	(31)

Amortization of net unrealized holding loss on held-to-maturity securities	8	5

Reclassification adjustment for realized gains included in net loss	-	(3)

Net unrealized gains	2	60
Tax effect	-	(29)
Total other comprehensive income	2	31

Comprehensive income (loss)	$147	$(451)

See Notes to Consolidated Financial Statements

MW Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended June 30, 2015 and 2014

(In Thousands)

	Common Stock	Additional Paid-in Capital	Shares Acquired by ESOP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at July 1, 2013	$-	$-	$-	$9,404	$(124)	$9,280

Net loss	-	-	-	(482)	-	(482)

Other comprehensive income	-	-	-	-	31	31

Balance at June 30, 2014	-	-	-	8,922	(93)	8,829

Proceeds from issuance of common stock	9	7,386	(701)			6,694

Net income	-	-	-	145	-	145

Other comprehensive income	-	-	-	-	2	2

Balance at June 30, 2015	$9	$7,386	$(701)	$9,067	$(91)	$15,670

See Notes to Consolidated Financial Statements

MW Bancorp, Inc.

Consolidated Statements of Cash Flows

Years Ended June 30, 2015 and 2014

(In Thousands)

	Years Ended June 30,
	2015	2014
Cash Flows from Operating Activities
Net income (loss)	$145	$(482)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	90	87
Amortization of premiums and discounts on securities, net	88	86
Amortization of deferred loan origination fees and costs, net	(53)	(35)
Provision for loan losses	35	290
Gain on securities transactions	-	(3)
Gain on sale of loans	(50)	(19)
Proceeds from sales of loans	3,198	900
Loans originated for sale	(3,165)	(884)
Gain on sale of foreclosed real estate	(15)	(143)
Impairment loss on foreclosed real estate	-	13
Changes in:
Accrued interest receivable	(58)	(25)
Prepaid expenses and other assets	239	(170)
Cash surrender value of life insurance	(93)	(94)
Deferred directors compensation	(2,012)	(23)
Other liabilities	89	(86)
Deferred income tax expense	-	-

Net cash from operating activities	(1,562)	(588)

Cash Flows from Investing Activities
Net change in interest-bearing deposits in other financial institutions	898	(1,748)
Purchases of held-to-maturity securities	-	-
Purchases of available-for-sale securities	(498)	(5,117)
Proceeds from maturities of available-for-sale securities	500	900
Proceeds from maturities of held-to-maturity securities	-	516
Proceeds from sales of available-for-sale securities	-	6,613
Principal repayments from mortgage-backed securities available-for-sale	1,034	792
Principal repayments from mortgage-backed securities, held-to-maturity	822	-
Net change in loans	(21,654)	(8,771)
Purchase of premises and equipment	(27)	(190)
Payments for improvements to foreclosed assets	(26)	-
Proceeds from sale of foreclosed assets	173	719

Net cash from investing activities	(18,778)	(6,286)

See Notes to Consolidated Financial Statements

MW Bancorp, Inc.

Consolidated Statements of Cash Flows (continued)

Years Ended June 30, 2015 and 2014
(In Thousands)

	Years Ended June 30,
	2015	2014
Cash Flows from Financing Activities
Net change in deposits	$7,814	$1,526
Proceeds from Federal Home Loan Bank advances	19,000	8,000
Repayment of Federal Home Loan Bank advances	(13,973)	(2,246)
Proceeds from issuance of common stock	6,694	-

Net cash from financing activities	19,535	7,280

Net Change in Cash and Cash Equivalents	(805)	406

Beginning Cash and Cash Equivalents	4,470	4,064

Ending Cash and Cash Equivalents	$3,665	$4,470

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest on deposits and borrowings	$994	$916

Supplemental Disclosure of Noncash Investing Activities
Transfer of securities from available for sale to held to maturity	$-	$2,893
Transfers from loans to real estate acquired through foreclosure	78	158
Transfers from real estate acquired through foreclosure to loans	-	128
Sale and financing of foreclosed assets	158	66

See Notes to Consolidated Financial Statements

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2015 and 2014

NOTE 1: Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

MW Bancorp, Inc. (the “Company” or the “Registrant”), headquartered in Cincinnati, Ohio, was formed to serve as the stock holding company for Mt. Washington Savings Bank following its mutual-to-stock conversion. The conversion was completed effective January 29, 2015. The Company issued 876,163 shares at an offering price of $10.00 per share. On July 31, 2015, Mt. Washington Savings Bank changed its name to Watch Hill Bank (the “Bank”).

Watch Hill Bank conducts a general banking business in southwestern Ohio which primarily consists of attracting deposits from the general public and applying those funds to the origination of loans for residential, consumer and nonresidential purposes. The Bank’s profitability is significantly dependent on its net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) and the interest expense paid on interest-bearing liabilities (i.e. deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest bearing-liabilities and the interest received or paid on those balances. The level of interest rates paid or received by the Bank can be significantly influenced by a number of environmental factors, such as governmental monetary policy, that are outside management’s control.

Principles of Consolidation

The consolidated financial statements as of and for the periods ended June 30, 2015, include MW Bancorp, Inc. and its wholly owned subsidiary, Watch Hill Bank, together referred to as “the Company.” Intercompany transactions and balances have been eliminated in consolidation. The financial statements as of June 30, 2014 represent Watch Hill Bank only, as the conversion to stock form, including the formation of MW Bancorp, Inc. was completed on January 29, 2015. References herein to the “Company” for periods prior to the completion of the stock conversion should be deemed to refer to the “Bank”.

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

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2015 and 2014

Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents are defined as cash and due from banks and interest-bearing deposits with original terms to maturity of less than ninety days. Net cash flows are reported for customer loan and deposit transactions.

From time to time, the Company’s interest-bearing cash accounts may exceed the FDIC’s insured limit of $250,000. Management considers the risk of loss to be low based on the quality of the institutions where the amounts are maintained.

Interest-Bearing Deposits in Other Financial Institutions

Interest-bearing deposits in other financial institutions mature within one year and are carried at cost.

Securities

Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are recognized in interest income using the level-yield method over the terms of the securities, without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

For equity securities, when the Company has decided to sell an impaired available-for-sale security and the Company does not expect the fair value of the security to fully recover before the expected time of sale, the security is deemed other-than-temporarily impaired in the period in which the decision to sell is made. The Company recognizes an impairment loss when the impairment is deemed other than temporary even if a decision to sell has not been made.

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2015 and 2014

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to noninterest income. Mortgage loans held for sale are generally sold with servicing rights retained. The carrying value of mortgage loans sold is reduced by the amount allocated to the servicing right. Gains and losses on loan sales are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of the loan.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances adjusted for unearned income, charge-offs, the allowance for loan losses and any unamortized deferred fees or costs on originated loans.

For loans amortized at cost, interest income is accrued based on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and amortized as a level yield adjustment over the respective term of the loan.

For all loan classes, the accrual of interest is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Past due status is based on contractual terms of the loan. For all loan classes, the entire balance of the loan is considered past due if the minimum payment contractually required to be paid is not received by the contractual due date. For all loan classes, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. A loan is moved to non-accrual status in accordance with the Company’s policy, typically after 90 days of non-payment.

For all loan classes, all interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. The Company requires a period of satisfactory performance of not less than six months before returning a nonaccrual loan to accrual status.

When cash interest payments are received on impaired loans in each loan class, the Company records the payment as interest income unless collection of the remaining recorded principal amount is doubtful, at which time payments are used to reduce the principal balance of the loan.

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2015 and 2014

Concentration of Credit Risk

Most of the Company’s business activity is with customers located within Hamilton County, Ohio. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in the Hamilton County area.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Commercial and commercial real estate loan relationships over $250,000 and the loans related to them are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2015 and 2014

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent 3 years. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Premises and Equipment

Depreciable assets are stated at cost less accumulated depreciation. Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of depreciable assets is 39 years for buildings, 10 years for building improvements, and three to seven years for furniture, fixtures and equipment. Leasehold improvements are capitalized and depreciated using the straight-line method over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Maintenance and repairs are expensed and major improvements are capitalized.

Federal Home Loan Bank Stock

Federal Home Loan Bank (“FHLB”) stock is a required investment for institutions that are members of the FHLB system. The required investment in the common stock is based on a predetermined formula, carried at cost classified as a restricted security and evaluated for impairment.

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs and reserves after acquisition are expensed, net.

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2015 and 2014

Income Taxes

The Company accounts for income taxes in accordance with income tax accounting guidance (ASC 740, Income Taxes). The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Uncertain tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to the management’s judgment.

With a few exceptions, the Company is no longer subject to tax examinations by tax authorities for fiscal years before 2012. As of June 30, 2015, the Company had no material uncertain tax positions. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

Company Owned Life Insurance

The cash surrender value of Company owned life insurance policies represents the value of life insurance policies on certain officers of the Company for which the Company is the beneficiary. The Company accounts for these assets using the cash surrender value method in determining the carrying value of the insurance policies.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income, net of applicable income taxes. Other comprehensive income includes unrealized appreciation (depreciation) on available-for-sale securities, including those for which a portion of an other-than-temporary impairment has been recognized in income.

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2015 and 2014

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Earnings Per Share

Earnings per share is not applicable to the fiscal years ended June 30, 2015 and 2014, as the Company completed its conversion to stock form in January 2015.

Reclassifications

Certain reclassifications have been made to the 2014 financial statements to conform to the 2015 financial statement presentation. These reclassifications had no effect on the results of operations.

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2015 and 2014

NOTE 2: Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale Securities: June 30, 2015
U.S. Government agency bonds	$498	$-	$(5)	$493
Mortgage-backed securities of U.S. government sponsored entities - residential	3,783	23	(4)	3,802
	$4,281	$23	$(9)	$4,295

June 30, 2014
U.S. Government agency bonds	$500	$2	$-	$502
Mortgage-backed securities of U.S. government sponsored entities - residential	4,896	22	(4)	4,914
	$5,396	$24	$(4)	$5,416

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Held-to-maturity Securities: June 30, 2015
Mortgage-backed securities	$1,551	$-	$(71)	$1,480

June 30, 2014
Mortgage-backed securities	$2,374	$-	$(48)	$2,326

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at June 30, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2015 and 2014

	June 30, 2015
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Within one year	$-	$-	$-	$-
Over one to five years	-	-	-	-
Over five to ten years	-	-	-	-
Beyond ten years	498	493	-	-
	498	493	-	-
Mortgage-backed securities of U.S. Government sponsored entities - residential	3,783	3,802	1,551	1,480
Totals	$4,281	$4,295	$1,551	$1,480

There were no sales of securities during the year ended June 30, 2015.

Proceeds from sales of investment securities totaled $6.6 million during the year ended June 30, 2014, resulting in gross realized gains of $15,000 and gross realized losses of $12,000 on such sales.

The Company has pledged $1.1 million of its securities to secure commercial deposits in excess of the FDIC insurance limit as of June 30, 2015. The Company had not pledged any of its investment securities at June 30, 2014.

At June 30, 2015 and 2014, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of the Company’s equity.

On August 1, 2013, the Company reclassified its collateralized mortgage obligation portfolio to held-to-maturity from available-for sale because management intends to hold these securities to maturity. The securities had a total amortized cost of $2.925 million and a corresponding fair value of $2.893 million; therefore the gross unrealized loss on these securities at the date of transfer was $31,000. The unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive loss and is being amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the remaining holding loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the losses for securities transferred from available-for-sale to held-to-maturity was $18,000 at June 30, 2015.

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2015 and 2014

The following tables show the Company’s investments’ gross unrealized losses and the fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2015 and 2014:

	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
June 30, 2015
Available-for-sale Securities:
U.S. Government agencies	$493	$(5)	$-	$-	$493	$(5)

Mortgage-backed securities of U.S. Government sponsored entities -residential	-	-	579	(4)	579	(4)

Held-to-maturity Securities:
Mortgage-backed securities - of U.S. Government sponsored entities -residential	-	-	1,480	(71)	1,480	(71)
	$493	$(5)	$2,059	$(75)	$2,552	$(80)

June 30, 2014
Available-for-sale Securities:
Mortgage-backed securities of U.S. Government sponsored entities residential	$1,365	$(4)	$-	$-	$1,365	$(4)

Held-to-maturity Securities:
Mortgage-backed securities - of U.S. Government sponsored entities - residential	2,326	(48)	-	-	2,326	(48)
	$3,691	$(52)	$-	$-	$3,691	$(52)

Other-than-temporary Impairment

At June 30, 2015 and 2014, all of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2015 and 2014.

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2015 and 2014

NOTE 3: Loans and Allowance for Loan Losses

Loans at June 30, 2015 and 2014 include:

	2015	2014
	(In thousands)
Real estate loans
One- to four-family residential	$65,170	$54,069
Multi-family residential	6,221	2,124
Commercial	15,908	8,998
Construction	3,041	2,796
Consumer and other	93	812

Total loans	90,433	68,799

Less:
Net deferred loan fees, premiums and discounts	(47)	(22)
Allowance for loan losses	1,602	1,537

Net loans	$88,878	$67,284

The risk characteristics applicable to each segment of the loan portfolio are described below:

Residential Real Estate including Construction

Residential mortgage loans are secured by 1-4 family residences and are comprised of owner-occupied and non-owner-occupied loans. Construction real estate loans are usually based upon estimates of costs and estimated value of the completed project and include independent appraisal reviews and a financial analysis of the developers and property owners. Sources of repayment of these loans may include permanent loans, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. The Company generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas, such as unemployment levels. Repayment can also be impacted by changes in property values or residential properties. Risk is mitigated by the fact that loans are of smaller individual amounts and spread over a large number of borrowers.

Multi-family Residential Real Estate

Multi-family real estate loans generally involve a greater degree of credit risk than one- to four-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family real estate is typically dependent upon the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2015 and 2014

Commercial Real Estate

Commercial real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The characteristics of properties securing the Company’s real estate portfolio are diverse, but with geographic location almost entirely in the Company’s market area. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. In general, the Company avoids financing single purpose projects unless other underwriting factors are present to help mitigate risk.

Consumer Loans

Consumer loans entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as automobiles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the lack of demand for used automobiles.

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2015 and 2014

The following tables present, by portfolio segment, the activity in the allowance for loan losses for the years ended June 30, 2015 and 2014, and the recorded investment in loans and impairment method as of June 30, 2015 and 2014:

	June 30, 2015
	Real Estate
	1-4 Family Owner Occupied	1-4 Family Non-Owner Occupied	Multi- Family	Commercial	Construction	Consumer	Total
	(In thousands)
Allowance for loan losses:
Balance, July 1, 2014	$1,065	$278	$33	$105	$56	$-	$1,537
Provision for loan losses	41	9	(30)	19	2	(6)	35
Charge-offs	(3)	-	-	-	-	-	(3)
Recoveries	27	-	-	-	-	6	33

Balance, June 30, 2015	$1,130	$287	$3	$124	$58	$-	$1,602

Allowance for loan losses:

Ending balance, individually evaluated for impairment	$134	$70	$-	$-	$-	$-	$204

Ending balance, collectively evaluated for impairment	$996	$217	$3	$124	$58	$-	$1,398

Loans:
Ending Balance	$53,795	$11,375	$6,221	$15,908	$3,041	$93	$90,433

Ending balance; individually evaluated for impairment	$1,294	$290	$-	$153	$-	$-	$1,737

Ending balance; collectively evaluated for impairment	$52,501	$11,085	$6,221	$15,755	$3,041	$93	$88,696

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2015 and 2014

	June 30, 2014
	Real Estate
	1-4 Family Owner Occupied	1-4 Family Non-Owner Occupied	Multi- Family	Commercial	Construction	Consumer	Total
	(In thousands)
Allowance for loan losses:
Balance, July 1, 2013	$1,008	$273	$19	$77	$15	$6	$1,398
Provision for loan losses	189	5	14	50	41	(9)	290
Charge-offs	(141)	-	-	(25)	-	-	(166)
Recoveries	9	-	-	3	-	3	15

Balance, June 30, 2014	$1,065	$278	$33	$105	$56	$-	$1,537

Allowance for loan losses:

Ending balance, individually evaluated for impairment	$205	$114	$-	$-	$-	$-	$319

Ending balance, collectively evaluated for impairment	$860	$164	$33	$105	$56	$-	$1,218

Loans: Ending Balance	$45,255	$8,814	$2,124	$8,998	$2,796	$812	$68,799

Ending balance; individually evaluated for impairment	$1,810	$340	$-	$159	$-	$-	$2,309

Ending balance; collectively evaluated for impairment	$43,445	$8,474	$2,124	$8,839	$2,796	$812	$66,490

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2015 and 2014

Internal Risk Categories

The Company has adopted a standard loan grading system for all loans:

Definitions are as follows:

Pass: Loans categorized as Pass are higher quality loans that do not fit any of the other categories described below.

Special Mention: These are loans that examiners might label as “OAEM (other assets especially mentioned)”. The loans have an obvious flaw or a potential weakness that deserves special management attention, but which has not yet impacted collectability. These flaws or weaknesses, if left uncorrected, may result in the deterioration of the prospects of repayment or the deterioration of the Company’s credit position.

Substandard: These are loans with a well-defined weakness, where the Company has a serious concern about the borrower’s ability to make full repayment if the weaknesses are not corrected. The loan may contain a flaw, which could impact the borrower’s ability to repay, or the borrower’s continuance as a “going concern”. When collateral values are not sufficient to secure the loan and other weaknesses are present, the loan may be rated substandard. A loan will also be graded substandard when full repayment is expected, but it must come from the liquidation of collateral. One- to four-family residential real estate loans and home equity loans that are past due 90 days or more with loan-to-value ratios greater than 60 percent should be classified as substandard.

Doubtful: These are loans with major defined weaknesses, where future charge-off of a part of the credit is highly likely. The primary repayment source is no longer viable, and the viability of the secondary source of repayment is in doubt. The amount of loss is uncertain due to circumstances within the credit that are not yet fully developed, and the loan is rated “Doubtful” until the loss can be accurately estimated.

Loss: These are near-term charge-offs. Loans classified as loss are considered uncollectible and of such little value that it is not desirable to continue carrying them as assets on the Company’s financial statements, even though partial recovery may be possible at some future time.

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2015 and 2014

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of June 30, 2015 and 2014:

	June 30, 2015
	Real Estate
	1-4 Family Owner Occupied	1-4 Family Non-Owner Occupied	Multi- Family	Commercial	Construction	Consumer	Total
	(In thousands)
Pass	$52,668	$10,659	$6,221	$15,908	$3,041	$93	$88,590
Special mention	-	-	-	-	-	-	-
Substandard	1,127	716	-	-	-	-	1,843
Doubtful	-	-	-	-	-	-	-

Total	$53,795	$11,375	$6,221	$15,908	$3,041	$93	$90,433

	June 30, 2014
	Real Estate
	1-4 Family Non-Owner Occupied	1-4 Family Non-Owner Occupied	Multi- Family	Commercial	Construction	Consumer	Total
	(In thousands)

Pass	$43,724	$8,434	$2,124	$8,998	$2,796	$812	$66,888
Special mention	-	-	-	-	-	-	-
Substandard	1,531	380	-	-	-	-	1,911
Doubtful	-	-	-	-	-	-	-

Total	$45,255	$8,814	$2,124	$8,998	$2,796	$812	$68,799

The Company has a portfolio of loans designated as subprime, defined as those loans made to borrowers with a credit score below 660. These loans are primarily secured by one- to four-family real estate, including both owner-occupied and non-owner occupied properties. Subprime loans totaled $7.8 million and $9.3 million at June 30, 2015 and 2014, respectively. The decrease was due primarily to updated credit reviews of borrowers in the portfolio, and the Company concluded that certain borrowers no longer met the criteria for subprime credit status.

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the past year.

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2015 and 2014

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of June 30, 2015 and 2014:

	June 30, 2015
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	Total Loans> 90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
	(In thousands)
Real Estate
1-4 family owner-occupied	$223	$-	$86	$310	$53,485	$53,795	$-
1-4 family non-owner-occupied	-	-	-	-	11,375	11,375	-
Multi-family residential	-	-	-	-	6,221	6,221	-
Commercial	-	-	-	-	15,908	15,908	-
Construction	-	-	-	-	3,041	3,041	-
Consumer and other	-	-	-	-	93	93	-

Total	$223	$-	$86	$310	$90,123	$90,433	$-

	June 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans> 90 Days & Accruing
	(In thousands)
Real Estate
1-4 family owner-occupied	$430	$-	$402	$832	$44,423	$45,255	$-
1-4 family non-owner-occupied	-	-	-	-	8,814	8,814	-
Multi-family residential	-	-	-	-	2,124	2,124	-
Commercial	-	-	-	-	8,998	8,998	-
Construction	-	-	-	-	2,796	2,796	-
Consumer and other	-	-	-	-	812	812	-

Total	$430	$-	$402	$832	$67,967	$68,799	$-

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

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2015 and 2014

The following tables present impaired loans as of and for the years ended June 30, 2015 and 2014:

	As of and for the year ended June 30, 2015
	Recorded Investment	Unpaid Principal Balance	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance recorded:
Real Estate
1-4 family owner-occupied	$762	$937	$-	$815	$19
1-4 family non-owner-occupied	72	89	-	76	-
Multi-family residential	-	-	-	-	-
Commercial	153	168	-	155	10
Construction	-	-	-	-	-
Consumer and other	-	-	-	-	-

Loans with an allowance recorded:
Real Estate
1-4 family owner-occupied	532	596	134	552	6
1-4 family non-owner-occupied	218	255	70	226	-
Multi-family residential	-	-	-	-	-
Commercial	-	-	-	-	-
Construction	-	-	-	-	-
Consumer and other	-	-	-	-	-

Totals	$1,737	$2,045	$204	$1,824	$35

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2015 and 2014

	As of and for the year ended June 30, 2014
	Recorded Investment	Unpaid Principal Balance	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance recorded:
Real Estate
1-4 family owner-occupied	$918	$1,003	$-	$944	$11
1-4 family non-owner-occupied	102	114	-	106	-
Multi-family residential	-	-	-	-	-
Commercial	159	159	-	177	12
Construction	-	-	-	-	-
Consumer and other	-	-	-	-	-

Loans with an allowance recorded:
Real Estate
1-4 family owner-occupied	892	905	205	814	16
1-4 family non-owner-occupied	238	263	114	354	-
Multi-family residential	-	-	-	-	-
Commercial	-	-	-	-	-
Construction	-	-	-	-	-
Consumer and other	-	-	-	-	-

Totals	$2,309	$2,444	$319	$2,395	$39

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs.

Interest income recognized on a cash basis was not materially different than interest income recognized on the accrual basis.

The following table presents the Company’s nonaccrual loans at June 30, 2015 and 2014. The table excludes performing troubled debt restructurings.

	2015	2014
	(In thousands)

Real estate
1-4 family owner-occupied	$795	$1,099
1-4 family non-owner occupied	290	340
Multi-family residential	-	-
Commercial	-	-
Construction	-	-
Consumer and other	-	-

Total nonaccrual	$1,085	$1,439

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2015 and 2014

At June 30, 2015 and 2014, the Company had certain loans that were modified in troubled debt restructurings and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan. The Company had loans modified in a troubled debt restructuring totaling $1.3 million and $1.7 million at June 30, 2015 and 2014, respectively. Troubled debt restructured loans had specific allowances totaling $115,000 and $148,000 at June 30, 2015 and 2014, respectively. The Company had no commitments to lend additional funds on trouble debt restructured loans at June 30, 2015 and 2014.

The Company had no loans modified under a troubled debt restructuring in 2015. Newly classified troubled debt restructurings are as follows for the year ended June 30, 2014:

June 30, 2014
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
(In thousands)

Real estate
1-4 family owner-occupied	1	$190	$190
1-4 family non-owner occupied	-	-	-
Multi-family residential	-	-	-
Commercial	-	-	-
Construction	-	-	-
Consumer and other	-	-	-

	1	$190	$190

The following table provides information on how restructured loans were modified during the year ended June 30, 2014:

June 30, 3014
	Interest Only	Term	Combination	Total Modification
(In thousands)

Real estate	$189	$-	$-	$189
1-4 family owner-occupied	-	-	-	-
1-4 family non-owner occupied	-	-	-	-
Multi-family residential	-	-	-	-
Commercial	-	-	-	-
Construction	-	-	-	-
Consumer and other	-	-	-	-

	$189	$-	$-	$189

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2015 and 2014

The troubled debt restructurings described above increased the allowance for loan losses by $0 and resulted in charge-offs of $18,000 during the year ended June 30, 2014.

The Company had no troubled debt restructurings modified in June 30, 2015 or 2014 that subsequently defaulted. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the company’s internal underwriting policy.

During the years ended June 30, 2015 and 2014, the Company originated for sale and sold $3.2 million and $884,000, respectively, of mortgage loans, realizing a gain on sale of $50,000 and $19,000 in those respective years. Loans are sold on a servicing retained and servicing released basis. The Company had no loans held for sale at June 30, 2015 and 2014.

NOTE 4: Foreclosed Assets

Foreclosed assets activity for the years ended June 30, 2015 and 2014 was as follows:

	June 30,
	2015	2014
	(In thousands)

Beginning balance	$158	$812
Loans transferred to foreclosed real estate	78	158
Capitalized expenditures	27	-
Direct writedowns	-	(13)
Sales of foreclosed real estate	(159)	(799)

Ending balance	$104	$158

Expenses related to foreclosed assets include:

Net gain on sales	$15	$143
Provision for unrealized losses	-	(13)
Operating expenses, net of rental income	(17)	(30)

	$(2)	$100

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2015 and 2014

NOTE 5: Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	June 30,
	2015	2014
	(In thousands)
Buildings and improvements	$559	$557
Furniture and equipment	506	481
	1,065	1,038
Less accumulated depreciation	743	653

Net premises and equipment	$322	$385

NOTE 6: Time Deposits

Time deposits in denominations of $100,000 or more were $19.5 million and $18.9 million at June 30, 2015 and 2014, respectively. At June 30, 2015 and 2014, time deposits in denominations of $250,000 or more were $3.6 million and $4.0 million, respectively.

At June 30, 2015, the scheduled maturities of time deposits were as follows:

June 30,
2015
(In thousands)

One year or less	$20,855
Over one year to two years	16,428
Over two years to three years	1,437
Over three years to four years	4,110
Over four years to five years	618
Thereafter	-

$43,448

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2015 and 2014

NOTE 7: Federal Home Loan Bank Advances

Federal Home Loan Bank advances consisted of the following components at June 30, 2015 and 2014:

		June 30,
Interest rate	Maturing	2015	2014
		(In thousands)

1.67% - 2.62%	One year or less	$-	$2,500
0.77% - 1.01%	Over one year to two years	3,000	-
0.78% - 1.40%	Over two years to three years	2,500	1,000
0.78% - 1.92%	Over three years to four years	2,000	1,000
1.22 - 2.09%	Over four years to five years	2,821	1,000
1.22% - 2.35%	Over five years to six years	1,000	1,000
1.13% - 2.33%	Thereafter	11,039	10,833

		$22,360	$17,333

June 30,
2015
Payments due in years ending June 30,	(In thousands)
2016	$3,016
2017	4,963
2018	4,105
2019	3,319
2020	2,885
Thereafter	4,072
$22,360

The Federal Home Loan Bank advances are secured by a blanket pledge of the Company’s eligible mortgage loans and the investment in Federal Home Loan Bank stock. The advances are subject to restrictions or penalties in the event of prepayment. At June 30, 2015 and 2014, the Company had the ability to borrow an additional $16.1 million and $13.4 million of advances, respectively, from the FHLB. In addition, the Company has a $10.0 million line of credit with the FHLB as of June 30, 2015, which was increased from $5.0 million at June 30, 2014. The line of credit agreement provides for either fixed or variable rates. No borrowing was outstanding from this line of credit at June 30, 2015 and 2014.

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2015 and 2014

Note 8: Income Taxes

Income tax expense (benefit) was as follows:

	2015	2014
	(In thousands)
Federal-current	$-	$-
Federal-deferred	17	(208)
Change in valuation allowance	(17)	179
Total	$-	$(29)

A reconciliation of the federal income tax credit at the statutory rate to the Company’s actual income tax credit is shown below:

	Year Ended June 30,
	2015	2014
	(In thousands)
Tax computed at statutory rate (34%)	$49	$(174)
Increase (decrease) resulting from
Tax exempt interest	-	(8)
Bank-owned life insurance	(31)	(32)
Deferred tax asset valuation allowance	(17)	179
Nondeductible expenses	7	6
Other	(8)	-

Actual income taxes (credits)	$-	$(29)

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2015 and 2014

The composition of the Company’s net deferred tax asset at June 30, 2015 and 2014, was as follows:

	2015	2014
	(In thousands)
Deferred tax assets
Allowance for loan losses	$545	$523
Deferred compensation	-	684
Other-than-temporary impairment	71	-
Net operating loss carry forward	1,713	1,102
Cash versus accrual basis for accounting	73	31
Other	46	108

Deferred tax assets	2,448	2,448

Deferred tax liabilities
Federal Home Loan Bank stock dividends	(293)	(293)
Book/tax depreciation difference	(21)	(4)
Deferred loan origination fees	(16)	(8)
Unrealized gains on available-for-sale securities	1	(7)
Other	-	-

Deferred tax liabilities	(329)	(312)

Net deferred tax asset before valuation allowance	2,119	2,136

Valuation allowance
Beginning balance	(2,136)	(1,957)
(Increase) decrease during year	17	(179)

Ending balance	(2,119)	(2,136)

Net deferred tax asset	$-	$-

As of June 30, 2015 and 2014, the net deferred tax asset, before valuation allowance, was $2.1 million. Management recorded a valuation allowance against the net deferred tax asset at June 30, 2015 and 2014, based on consideration of, but not limited to, its cumulative pre-tax losses during the past three years, the composition of recurring and non-recurring income from operations over the past several years and the magnitude of recent taxable income as compared to net operating loss carryforwards. When determining the amount of deferred tax assets that are more likely than not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined that it was necessary to maintain a full valuation allowance against the entire net deferred tax asset. At June 30, 2015, the Company had $5.0 million in net operating loss carryforwards, which begin to expire in the year ending in 2031.

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2015 and 2014

Retained earnings at both June 30, 2015 and 2014 includes approximately $2.0 million, respectively, for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liability on the preceding amount that would have been recorded if it was expected to reverse into taxable income in the foreseeable future was approximately $680,000 at June 30, 2015 and 2014, respectively.

As of June 30, 2015 and 2014, the Company had no unrecognized tax benefits or accrued interest and penalties recorded. The Company does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. The Company will record interest and penalties as a component of income tax expense.

The Company is subject to U.S. federal income tax and Ohio franchise tax. The Company is subject to tax in Ohio based on its net worth. The Company is no longer subject to examination by taxing authorities for fiscal years prior to 2012.

NOTE 9: Regulatory Matters

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory- and possibly additional discretionary- actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Furthermore, the Company’s regulators could require adjustments to regulatory capital not reflected in these financial statements. Quantitative measures established by regulation to ensure capital adequacy requires the Company to maintain minimum amounts and ratios as set forth in the table below. Management believes, as of June 30, 30, 2015 and 2014, that the Company met all capital adequacy requirements to which it was subject.

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

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2015 and 2014

As of June 30, 2015, the Company’s capital met the requirements to be deemed as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based and Tier I leverage as set forth in the table.

The Bank’s actual capital amounts and ratios are also presented in the table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Previsions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2015
Total Capital
(to Risk-Weighted Assets)	$14,834	23.1%	$5,140	8.0%	$6,425	10.0%

Tier 1 Capital
(to Risk-Weighted Assets)	14,021	21.8	3,855	6.0	5,140	8.0

Common Equity
(to Risk-Weighted Assets)	13,930	24.6	2,891	4.5	4,176	6.5

Tier 1 Capital
(to Total Assets)	14,021	13.7	4,089	4.0	5,112	5.0

As of June 30, 2014
Total Capital
(to Risk-Weighted Assets)	9,511	20.6	3,699	8.0	4,623	10.0

Tier 1 Capital
(to Risk-Weighted Assets)	8,922	19.3	1,849	4.0	2,774	6.0

Tier 1 Capital
(to Total Assets)	8,922	10.0	3,565	4.0	4,456	5.0

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2015 and 2014

NOTE 10: Related Party Transactions

At June 30, 2015 and 2014, the Company had loans outstanding to executive officers, directors and their affiliates (related parties), in the amount of approximately $1.5 million and $1.6 million, respectively. During the year ended June 30, 2015, there were no loans originated to related parties, and principal repayments from related parties totaled $50,000.

In management’s opinion, such loans and other extensions of credit are consistent with sound lending practices and are within applicable regulatory lending limitations. Further, in management’s opinion, these loans did not involve more than normal risk of collectability or present other unfavorable features.

At June 30, 2015 and 2014, the Company had deposits from certain officers, directors and other related interests totaling approximately $2.2 million and $615,000, respectively.

NOTE 11: Employee Benefits

The Company has a simplified employee pension plan for its full-time employees. All full-time employees are eligible and receive matching contributions at a predetermined rate. Expense recognized in connection with the plan totaled approximately $22,000 and $21,000 for the years ended June 30, 2015 and 2014, respectively.

On January 29, 2015, the Bank announced the formation of the Mt. Washington Savings Bank Employee Stock Ownership Plan (“ESOP”), a non-contributory plan for its employees. As part of the Company’s stock conversion, shares were purchased with a loan from MW Bancorp, Inc. All employees of the Bank meeting certain tenure requirements are entitled to participate in the ESOP. Compensation expense related to the ESOP was $20,000 for the year ended June 30, 2015.

A summary of the unallocated share activity of the Bank’s ESOP is as follows for the year ended June 30, 2015:

	Shares	Amount
		(In thousands)
Balance, beginning of year	-	$-

New share purchases	70,093	701

Shares released to participants	-	-

Share allocated to participant	-	-

Balance, end of period	70,093	$701

The stock price at the formation date was $10.00. The aggregate fair value of the 70,093 unallocated shares was $1.1 million based on the $15.00 closing price of the Company’s common stock on June 30, 2015.

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2015 and 2014

NOTE 12: Directors Deferred Compensation

The Company had a nonqualified Directors Deferred Compensation Plan (the “Plan”) which provided for the payment of benefits upon termination of service with the Company as a director and vesting in the Plan after five years of service. The Plan specified monthly payments for 10 years based upon 80% of the Director’s final year Director’s fees upon reaching the retirement age defined by the Plan. On June 25, 2013, the Company elected to terminate the Plan and distribute the benefits which had been earned through the date of termination. The termination cost was determined to be approximately $2.0 million, which was reflected on the Company’s balance sheet at June 30, 2014. The funds were fully disbursed in July 2014 and February 2015.

NOTE 13: Commitments and Credit Risk

Commitments to Originate Loans

Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations, including receipt of collateral, as those utilized for on-balance-sheet instruments.

At June 30, 2015 and 2014, the Company had outstanding commitments to originate loans as follows:

	June 30,
	2015	2014
	(In thousands)
Commitments to originate loans	$1,759	$9,500

The commitments extended over varying periods of time with the majority being disbursed within a one-year period.

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2015 and 2014

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. At June 30, 2015 and 2014, the Company had the following letters of credit outstanding:

	June 30,
	2015	2014
	(In thousands)
Letters of credit	$750	$-

The terms of the letters of credit are one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.

At June 30, 2015 and 2014, the Company had the following lines of credit outstanding:

	June 30,
	2015	2014
	(In thousands)
Commercial lines	$750	$1,810
Consumer lines	387	254

The Bank has leased office space for its new branch, which will open in the first quarter of fiscal year 2016. The lease has an initial term of five years with monthly lease payments for the first year at $3,750. The lease is renewable in five-year terms with escalating monthly payments at the beginning of each year. The monthly lease payments will total approximately $234,000 over the initial five-year term of the lease.

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2015 and 2014

NOTE 14: Disclosures about Fair Value of Assets and Liabilities

Fair value is the price that would be received to sell an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Fair value measurements must maximize the use of observable inputs and minimize the use of unobservable inputs. There is a hierarchy of three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2	Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3	Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Recurring Measurements

The following table presents the fair value measurement of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2015 and 2014:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2015
U.S. Government agency bonds	$493	$-	$493	$-
Mortgage-backed securities of U.S. of government sponsored entities - residential	3,802	-	3,802	-

	$4,295	$-	$4,295	$-

June 30, 2014
U.S. Government agency bonds	$502	$-	$502	$-
Mortgage-backed securities of U.S. of government sponsored entities - residential	4,914	-	4,914	-

	$5,416	$-	$5,416	$-

MW Bancorp, Inc.

 Notes to Consolidated Financial Statements

 Years Ended June 30, 2015 and 2014

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There were no assets classified within Level 3 of the fair value hierarchy measured on a recurring basis. There were no transfers between Level 1 and Level 2 during the years ended June 30, 2015 and 2014.

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

Non-recurring Measurements

The following table presents fair value measurements of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which fair value measurements fall at June 30, 2015 and 2014:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2015
Impaired loans - residential
One- to four-family:
Owner occupied	$270	$-	$-	$270
Non-owner occupied	148	-	-	148
Foreclosed assets	104	-	-	104

June 30, 2014
Impaired loans - residential
One- to four-family:
Owner occupied	$366	$-	$-	$366
Non-owner occupied	226	-	-	226

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such assets pursuant to the valuation hierarchy. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2015 and 2014

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

Foreclosed Assets Held for Sale

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Appraisals for both collateral-dependent impaired loans and real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, management reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. The Company has determined that a discount of 10% should be applied to the appraisal value, to cover estimated selling costs, to arrive at fair value of the properties.

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in non-recurring Level 3 fair value measurements:

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2015 and 2014

	Fair Value at June 30, 2015	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(In thousands)
Impaired loans (collateral dependent) – one- to four-family owner occupied residential real estate	$270	Sales comparison approach	Adjustment for difference between the comparable real estate sales	(18)%-(24)%4%

Impaired loans (collateral dependent) – one- to four-family non-owner occupied residential real estate	$148	Sales comparison approach	Adjustment for difference between the comparable real estate sales	(3)%-(19)%(12)%

Foreclosed assets	$104	Sales comparison approach	Estimated selling costs	10%

	Fair Value at June 30, 2014	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(In thousands)
Impaired loans (collateral dependent) – one- to four-family owner occupied residential real estate	$366	Sales comparison approach	Adjustment for difference between the comparable real estate sales	(19)%-3%(-8%)

Impaired loans (collateral dependent) – one- to four-family non-owner occupied residential real estate	$226	Sales comparison approach	Adjustment for difference between the comparable real estate sales	(24)%-24%(-1)%

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2015 and 2014

Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2015 and 2014.

		Fair Value Measurement Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
June 30, 2015
Financial assets
Cash and due from banks	$3,665	$3,665	$-	$-	$3,665
Interest-bearing demand deposits	3,100	-	3,100	-	3,100
Held-to-maturity securities	1,551	-	1,480	-	1,480
Loans	88,878	-	-	89,561	89,561
Federal Home Loan Bank stock	1,164	N/A	N/A	N/A	N/A
Accrued interest receivable	245	-	245	-	245
Financial liabilities
Deposits	68,524	-	68,188	-	68,188
Federal Home Loan Bank advances	22,360	-	21,692	-	21,692
Accrued interest payable	31	-	31	-	31

June 30, 2014
Financial assets
Cash and cash equivalents	$4,470	$4,470	$-	$-	$4,470
Interest-bearing time deposits	3,998		1,756	2,248	4,004
Held-to-maturity securities	2,374	-	2,326	-	2,326
Loans	67,284	-	-	68,619	68,619
Federal Home Loan Bank stock	1,164	N/A	N/A	N/A	N/A
Accrued interest receivable	187	-	187	-	187
Financial liabilities
Deposits	60,710	-	60,775	-	60,775
Federal Home Loan Bank advances	17,333	-	17,333	-	17,333
Accrued interest payable	23	-	23	-	23

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2015 and 2014

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value:

Cash and Cash Equivalents

The carrying amount approximates fair value.

Held-to-Maturity Securities

The fair value of held-to-maturity securities was estimated by using pricing models that contain market pricing and information, quoted prices of securities with similar characteristics or discounted cash flows that use credit-adjusted discount rates.

Loans

Fair value is estimated by discounting the future cash flows using the market rates at which similar notes would be made to borrowers with similar credit ratings and for the same remaining maturities. The market rates used are based on current rates the Bank would impose for similar loans and reflect a market participant assumption about risks associated with nonperformance, illiquidity, and the structure and term of the loans along with local economic and market conditions.

Federal Home Loan Bank Stock

The carrying amounts approximate fair value.

Accrued Interest Receivable and Payable

The carrying amounts approximate fair value. The carrying amounts are determined using the interest rate, balance and last payment date.

Deposits

Fair value of term deposits is estimated by discounting the future cash flows using rates of similar deposits with similar maturities. The market rates used were obtained from a knowledgeable independent third party and reviewed by the Company. The rates were the average of current rates offered by local competitors of the Company.

The estimated fair value of demand, savings and money market deposits is the book value since rates are regularly adjusted to market rates and amounts are payable on demand at the reporting date.

Federal Home Loan Bank Advances

Fair value is estimated by discounting the future cash flows using rates of similar advances with similar maturities. These rates were obtained from current rates offered by the FHLB.

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2015 and 2014

NOTE 15: Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the years ended June 30, 2015 and 2014 were as follows:

June 30, 2015	Unrealized gains and losses on Available for Sale Securities	Unrealized gains and losses on securities transferred from Available for Sale to Held to Maturity	Total
	(In thousands)
Beginning balance	$(67)	$(26)	$(93)

Other comprehensive loss	(6)	-	(6)

Accretion of unrealized losses on securities transferred from available for sale to held to maturity recognized in other comprehensive income	-	8	8

Net current period other comprehensive income	(6)	8	2

Ending balance	$(73)	$(18)	$(91)

June 30, 2014

Beginning balance	$(124)	$-	$(124)

Other comprehensive income before reclassification	60	-	60

Transfer of securities from available for sale to held to maturity	-	(31)	(31)

Accretion of unrealized losses on securities transferred from available for sale to held to maturity recognized in other comprehensive income	-	5	5

Reclassification adjustment for gains recognized in income	(3)	-	(3)

Net current period other comprehensive income	57	(26)	31

Ending balance	$(67)	$(26)	$(93)

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2015 and 2014

NOTE 16: Recent Accounting Pronouncements

FASB ASU 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40), Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, a consensus of the FASB Emerging Issues Task Force, in Accounting Standards Update No. 2014-04, issued in January 2014. The amendments in this update provide clarification on when an in-substance repossession or foreclosure occurs, including when a creditor should be considered to have received physical possession of the residential real estate property collateralizing a consumer mortgage loan, and when to derecognize the loan and recognize the foreclosed property. The amendments in this update are effective for public business entities for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this update using either a modified retrospective transition method or a prospective transition method. This standard did not have a material impact on the Company’s financial statements.

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

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2015 and 2014

NOTE 17: Change in Corporate Form

On January 29, 2015, the Company converted into a stock savings bank structure with the establishment of a stock holding company, MW Bancorp, Inc., as parent of the Company.

The Bank converted to the stock form of ownership, followed by the issuance of all of the Bank’s outstanding stock to MW Bancorp, Inc. Pursuant to the Plan, the Bank determined the total offering value and number of shares of common stock based upon an independent appraiser’s valuation. The stock was priced at $10.00 per share. In addition, the Bank’s board of directors adopted an employee stock ownership plan (ESOP) which subscribed for 8% of the common stock sold in the offering. Proceeds from the sale of shares totaled $8.8 million. MW Bancorp, Inc. was organized as a corporation under the laws of the State of Maryland and acquired all of the outstanding common stock of the Bank upon completion of the conversion.

The costs of issuing the common stock were deducted from the sales proceeds of the offering.

At the completion of the conversion to stock form, the Bank established a liquidation account in the amount of retained earnings contained in the final prospectus. The liquidation account will be maintained for the benefit of eligible savings account holders who maintain deposit accounts in the Bank after the conversion.

The conversion was accounted for as a change in corporate form with the historic basis of the Bank’s assets, liabilities and equity unchanged as a result.

Note 18: Subsequent Events

On July 31, 2015, the Bank changed its name from Mt. Washington Savings Bank to Watch Hill Bank as a result of the Bank’s continued growth and expansion into communities not exclusive to the Mt. Washington area.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

BKD LLP ("BKD") audited the Bank's financial statements for the years ended June 30, 2013 and 2012, in accordance with AICPA standards. At the time BKD performed audit services for the Bank, the Bank was not a public company and was not subject to SEC regulations. In connection with the Company's stock offering, on March 4, 2014, the Bank dismissed BKD, and on June 2, 2014, the Bank engaged Crowe Horwath LLP ("Crowe Horwath") as its independent registered public accounting firm to audit the Bank's financial statements as of and for the years ended June 30, 2014 and 2013. Prior to engaging Crowe Horwath, the Bank did not consult with Crowe Horwath during the years ended June 30, 2014 and 2013, on the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Bank's financial statements, or any other matter that was the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions or a reportable event as that term is defined in Item 304(a)(1)(v) of Item 304 and the related instructions. The engagement of Crowe Horwath was approved by the audit committee of the board of directors of the Bank.

BKD's reports on the financial statements of the Bank for the years ended June 30, 2013 and 2012 did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles. The Bank had no disagreements with BKD on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to its satisfaction, would have caused BKD to make reference in connection with its opinion to the subject matter of the disagreement during its audits of the years ended June 30, 2013 and 2012. During the two most recent fiscal years preceding the Bank's discharge of BKD, and the subsequent interim period through March 4, 2014, there were no "reportable events" as such term is defined in Item 304(a)(1)(v) of Regulation S-K.

BKD was provided with a copy of the above statements on or about September 10, 2014, and the Bank requested that it furnish a letter to the SEC stating whether or not it agreed with these statements. BKD furnished a letter dated September 23, 2014 addressed to the SEC and filed as Exhibit 16 to the Company’s registration statement stating its agreement with the above statements as they relate to BKD.

On February 24, 2015, the Audit Committee of the Company dismissed Crowe Horwath as the Company’s principal accountant, effective immediately.  The reports of Crowe Horwath on the Bank's financial statements for the years ended June 30, 2014 and 2013, did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

During the years ended June 30, 2014 and 2013, and through February 24, 2015, the Bank did not have any disagreements with Crowe Horwath on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Crowe Horwath's satisfaction, would have caused them to make reference thereto in their reports on the Bank's financial statements for such periods.

During the years ended June 30, 2014 and 2013, and through February 24, 2015, there were the following "reportable events" (as such term is defined in Item 304 of Regulation S-K).  As previously disclosed, in connection with the audit of the Bank's fiscal year 2013 and 2014 financial statements, the Bank's independent registered public accounting firm issued a letter to the Bank's Audit Committee identifying three material weaknesses in the Bank's internal control over financial reporting. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. These material weaknesses related to (i) the Bank's process and conclusion with respect to its assessment of the ability to realize its net deferred tax assets, (ii) weaknesses identified in the fiscal year 2013 allowance for loan losses ("ALL") calculation, and (iii) weaknesses identified in the fiscal year 2014 ALL calculation.  Information regarding each material weakness can be found in the Company's registration statement on Form S-1, as amended (SEC Registration No. 333-198668), which was declared effective as of November 12, 2014, and the Company's Quarterly Report on Form 10-Q for the three months ended December 31, 2014 (SEC File No. 000-55356).

The Company provided Crowe Horwath with a copy of the above disclosures and requested Crowe Horwath to furnish to the Company a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of the letter from Crowe Horwath was attached as Exhibit 16.1 in a current report on Form 8-K filed on March 2, 2015.

The Company has implemented revisions to its internal controls to address these deficiencies, including, but not limited to, periodic reviews of the deferred tax valuation allowance and secondary verification of the assumptions and data used in the allowance for loan losses calculation, and management believes these weaknesses have been remediated and these internal controls are now adequate.

On February 24, 2015 (the "Engagement Date"), the Company engaged EDD as its independent registered public accounting firm for the Company's fiscal year ended June 30, 2015.  The decision to engage EDD as the Company's independent registered public accounting firm was approved by the Company's Audit Committee.

During the two most recent fiscal years and through the Engagement Date, neither the Company nor the Bank has consulted with EDD regarding either:

i)	the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's or the Bank's financial statements, and neither a written report was provided to the Company or the Bank nor oral advice was provided that EDD concluded was an important factor considered by the Company or the Bank in reaching a decision as to the accounting, auditing or financial reporting issue; or

ii)	any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instruction thereto) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

Item 9A. Controls and Procedures

Not required.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained in the definitive Proxy Statement for the 2015 Annual Meeting of Stockholders of MW Bancorp, Inc. (the “Proxy Statement”) under the captions “PROXY ITEM 1: ELECTION OF DIRECTORS,” “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS-Executive Officers” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” is incorporated herein by reference.

MW Bancorp, Inc. has adopted a Code of Ethics applicable to its principal executive officer, principal financial officer, principal accounting officer and others. The Code of Ethics is posted on the registrant’s web site at www.watchhillbank.com under the “Investor Relations” tab. Amendments to the Code of Ethics and waivers of the provisions of the Code of Ethics will also be posted on the registrant’s web site, www.watchhillbank.com under the “Investor Relations” tab.

Directors of MW Bancorp, Inc.

Bernard G. Buerger, Certified Public Accountant, Fermann & Company, LLC

John W. Croxton, Funeral Director, T. P. White and Sons Funeral Home

Gerald E. Grove, Retired Executive Director of Anderson Area Chamber of Commerce

David M. Tedtman, Certified Public Accountant, Consultant, Self-Employed

Bruce N. Thompson, Retired Vice President and Manager of Fifth Third Bank

Gregory P. Niesen, President and Chief Executive Officer, MW Bancorp, Inc., and Watch Hill Bank

Executive Officers of MW Bancorp, Inc.

Gregory P. Niesen, President and Chief Executive Officer, MW Bancorp, Inc, and Watch Hill Bank

Michelle L. Alltop, Corporate Secretary of MW Bancorp, Inc., Executive Vice President and Chief
Operations Officer of Watch Hill Bank

Karan A. Kiser, Executive Vice President of Lending of Watch Hill Bank

Jill M. Ulrich, Senior Vice President and Chief Financial Officer of MW Bancorp, Inc., and Watch Hill Bank

Item 11. Executive Compensation

The information contained in the Proxy Statement under the caption “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information contained in the Proxy Statement under the caption “VOTING SECURITIES AND OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained in the Proxy Statement under the captions “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and “PROXY ITEM 1: ELECTION OF DIRECTORS – Electing Directors” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information contained in the Proxy Statement under the caption “PROXY ITEM 2: RATIFICATION OF THE SELECTION OF ELLIOTT DAVIS DECOSIMO, LLC AS THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)

(1)	Financial Statements—See Index to Consolidated Financial Statements in Item 8 of this Form 10-K.

(2)	Financial Statement Schedules—None

(b)	Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation of MW Bancorp, Inc.

3.2	Bylaws of MW Bancorp, Inc.

4.1	Agreement to furnish instruments and agreements defining rights of holders of long-term debt

10.1*	Employment Agreement between Gregory P. Niesen and Watch Hill Bank

10.2*	Change in Control Agreement between Michelle Alltop and Watch Hill Bank

10.3*	Change in Control Agreement between Karan A. Kiser and Watch Hill Bank

21	Subsidiaries of MW Bancorp, Inc..

31.1	Rule 13a-14(a)/Section 302 Certification of Chief Executive Officer

31.2	Rule 13a-14(b)/Section 302 Certification of Chief Financial Officer

32.1	Rule 13a-14(b)/Section 906 Certification of Chief Executive Officer

32.2	Rule 13a-14(b)/Section 906 Certification of Chief Financial Officer

101#	The following materials from MW Bancorp, Inc.’s, Annual Report on Form 10-K for the annual period ended June 30, 2015 formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2015 and June 30, 2014; (ii) the Consolidated Statements of Income for the two years ended June 30, 2015 and 2014; (iii) the Consolidated Statements of Cash Flows for the two years ended June 30, 2015 and 2014; the Consolidated Statements of Changes in Stockholders Equity for the two years ended June 30, 2015 and 2014; the Consolidated Statements of Comprehensive Income for the two years ended June 30, 2015 and 2014 and (iv) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MW Bancorp, Inc.

	By	/s/ GREGORY P. NIESEN
Gregory P. Niesen
President and Chief Executive Officer
September 25, 2015		(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/S/ JILL M. ULRICH	By:	/S/ GREGORY P. NIESEN
	Jill M. Ulrich Senior Vice President and Chief Financial Officer (Principal Accounting Officer)		Gregory P. Niesen President, Chief Executive Officer and a Director
Date: September 25, 2015		Date: September 25, 2015

By:	/S/ BERNARD G. BUERGER	By:	/S/ JOHN W. CROXTON
	Bernard G. Buerger Director		John W. Croxton Director
Date: September 25, 2015		Date: September 25, 2015

By:	/S/ GERALD E. GROVE	By:	/S/ DAVID M. TEDTMAN
	Gerald E. Grove Director		David M. Tedtman Director
Date: September 25, 2015		Date: September 25, 2015

By:	/S/ BRUCE N. THOMPSON
Bruce N. Thompson Director
Date: September 25, 2015

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION	PAGE REFERENCE
3.1	Articles of Incorporation of MW Bancorp, Inc.	Incorporated by reference to registrant’s Form S-1 filed on September 10, 2014, Exhibit 3.1 (File No. 333-198668)
3.2	Bylaws of MW Bancorp, Inc.	Incorporated by reference to registrant’s Form S-1 filed on September 10, 2014, Exhibit 3.2 (File No. 333-198668)
4.1	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Included herewith
10.1*	Employment Agreement between Gregory P. Niesen and Watch Hill Bank	Incorporated by reference to registrant’s Form S-1 filed on September 10, 2014, Exhibit 10.1 (File No. 333-198668)
10.2*	Change in Control Agreement between Michelle Alltop and Watch Hill Bank	Incorporated by reference to registrant’s Form S-1 filed on September 10, 2014, Exhibit 10.2 (File No. 333-198668)
10.3*	Change in Control Agreement between Karan A. Kiser and Watch Hill Bank	Incorporated by reference to registrant’s Form S-1 filed on September 10, 2014, Exhibit 10.3 (File No. 333-198668)
21	Subsidiaries of MW Bancorp, Inc.	Included herewith
31.1	Rule 13a-14(a)/Section 302 Certification of Chief Executive Officer	Included herewith
31.2	Rule 13a-14(b)/Section 302 Certification of Chief Financial Officer	Included herewith
32.1	Rule 13a-14(b)/Section 906 Certification of Chief Executive Officer	Included herewith
32.2	Rule 13a-14(b)/Section 906 Certification of Chief Financial Officer	Included herewith
101#	The following materials from MW Bancorp, Inc.’s, Annual Report on Form 10-K for the annual period ended June 30, 2015 formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2015 and June 30, 2014; (ii) the Consolidated Statements of Income for the two years ended June 30, 2015 and 2014; (iii) the Consolidated Statements of Cash Flows for the two years ended June 30, 2015 and 2014; the Consolidated Statements of Changes in Stockholders Equity for the two years ended June 30, 2015 and 2014; the Consolidated Statements of Comprehensive Income for the two years ended June 30, 2015 and 2014 and (iv) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text (filed herewith).	Included herewith

