Form 10-Q
period 2015-09-30
MW Bancorp, Inc.
filed 2015-11-13
CIK 1600065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐                No  ☒

As of November 13, 2015, the latest practicable date, 876,163 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

MW Bancorp, Inc.

Part I – Financial Information

Item 1. Financial Statements

MW Bancorp, Inc.

Condensed Consolidated Balance Sheets

September 30, 2015 and June 30, 2015

(In thousands, except share data)

	September 30,	June 30,
	2015	2015
	(Unaudited)
Assets

Cash and due from banks	$139	$88
Interest-bearing demand deposits	4,010	3,577

Cash and cash equivalents	4,149	3,665

Interest-bearing time deposits in other financial institutions	2,100	3,100
Available-for-sale securities	4,088	4,295
Held-to-maturity securities (fair value of $1,346 at September 30, 2015 and $1,480 at June 30, 2015)	1,411	1,551
Loans, net of allowance for loan losses of $1,610 at September 30, 2015 and $1,602 at June 30, 2015	97,707	88,878
Premises and equipment, net	793	322
Federal Home Loan Bank stock, at cost	1,164	1,164
Foreclosed assets, net	112	104
Accrued interest receivable	273	245
Bank owned life insurance	3,398	3,375
Other assets	143	130

Total assets	$115,338	$106,829

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand and money market	$23,329	$16,467
Savings	8,598	8,609
Time	43,179	43,448

Total deposits	75,106	68,524

Federal Home Loan Bank advances	23,601	22,360
Other liabilities	922	275

Total liabilities	99,629	91,159

Commitments and Contigent Liabilities	-	-

Shareholders' Equity
Preferred stock - authorized 1,000,000 shares, $0.01 par value, none issued	-	-
Common stock - authorized 30,000,000 shares, $0.01 par value, 876,163 shares issued and outstanding	9	9
Additional paid-in capital	7,386	7,386
Shares acquired by ESOP	(701)	(701)
Retained earnings	9,114	9,067
Accumulated other comprehensive loss	(99)	(91)

Total shareholders' equity	15,709	15,670

Total liabilities and shareholders' equity	$115,338	$106,829

See Notes to Condensed Consolidated Financial Statements

MW Bancorp, Inc.

Condensed Consolidated Statements of Operations

For the Three Months Ended September 30, 2015 and 2014

(In thousands, except share data)

	Three Months Ended September 30,
	2015	2014
	(Unaudited)
Interest Income
Loans, including fees	$905	$742
Taxable securities	27	24
Interest-bearing deposits	32	24

Total interest income	964	790

Interest Expense
Deposits	208	178
Federal Home Loan Bank advances	81	64

Total interest expense	289	242

Net Interest Income	675	548

Provision for Loan Losses	5	15

Net Interest Income After Provision for Loan Losses	670	533

Noninterest Income
Gain on sale of loans	45	9
Gain on sale of foreclosed assets, net	-	1
Income from Bank owned life insurance	23	23
Other operating	10	7
Total noninterest income	78	40

Noninterest Expense
Salaries, employee benefits and directors fees	383	335
Occupancy and equipment	38	33
Data processing	33	29
Franchise taxes	19	17
FDIC insurance premiums	17	19
Professional services	112	69
Advertising	22	17
Office supplies	11	7
Business entertainment	13	4
Other	53	45

Total noninterest expense	701	575

Income (Loss) Before Federal Income Taxes (Benefits)	47	(2)

Federal Income Tax Expense (Benefit)	-	-

Net Income (Loss)	$47	$(2)

Earnings per share - basic and diluted	$0.06	N/A

Weighted-average shares outstanding - basic and diluted	806,070	-

See Notes to Condensed Consolidated Financial Statements

MW Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Three Months Ended September 30, 2015 and 2014

(In thousands)

	Three Months Ended September 30,
	2015	2014
	(Unaudited)
Net income (loss)	$47	$(2)

Other comprehensive loss:
Unrealized holding losses on securities available for sale	(8)	(18)

Amortization of net unrealized holding loss on held-to-maturity securities	-	2

Net unrealized losses	(8)	(16)
Tax effect	-	-

Total other comprehensive loss	(8)	(16)

Comprehensive income (loss)	$39	$(18)

See Notes to Condensed Consolidated Financial Statements

MW Bancorp, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

For the Three Months Ended September 30, 2015 and 2014

(In thousands)

Three Months Ended September 30, 2015

					Accumulated
		Additional	Shares		Other
	Common	Paid-in	Acquired	Retained	Comprehensive
	Stock	Capital	by ESOP	Earnings	Loss	Total

Balance at July 1, 2015	$9	$7,386	$(701)	$9,067	$(91)	$15,670

Net income	-	-	-	47	-	47

Other comprehensive loss	-	-	-	-	(8)	(8)

Balance at September 30, 2015	$9	$7,386	$(701)	$9,114	$(99)	$15,709

Three Months Ended September 30, 2014

					Accumulated
		Additional	Shares		Other
	Common	Paid-in	Acquired	Retained	Comprehensive
	Stock	Capital	by ESOP	Earnings	Loss	Total

Balance at July 1, 2014	$-	$-	$-	$8,922	$(93)	$8,829

Net loss	-	-	-	(2)	-	(2)

Other comprehensive loss	-	-	-	-	(16)	(16)

Balance at September 30, 2014	$-	$-	$-	$8,920	$(109)	$8,811

See Notes to Condensed Consolidated Financial Statements

MW Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

Three Months Ended September 30, 2015 and 2014

(In thousands)

	Three Months Ended September 30,
	2015	2014
	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$47	$(2)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	22	23
Amortization of premiums and discounts on securities, net	15	31
Accretion of deferred loan origination fees and costs, net	(4)	(12)
Provision for loan losses	5	15
Gain on sale of loans	(45)	(9)
Proceeds from sales of loans	2,062	532
Loans originated for sale	(2,032)	(846)
Gain on sale of foreclosed assets	-	(1)
Net changes in:
Accrued interest receivable	(28)	(8)
Other assets	2	(234)
Cash surrender value of life insurance	(23)	(23)
Other liabilities	647	62
Directors deferred compensation	-	(1,007)

Net cash provided by (used in) operating activities	668	(1,479)

Cash Flows from Investing Activities
Net change in interest-bearing deposits in other financial institutions	1,000	400
Proceeds from maturities of available-for-sale securities	-	345
Principal repayments of held-to-maturity securities	136	294
Principal repayments of available-for-sale mortgage-backed securities	188	499
Net change in loans	(8,830)	(5,530)
Purchase of premises and equipment	(493)	(15)
Proceeds from sale of foreclosed assets	-	47
Addtions to foreclosed assets	(8)	-

Net cash used in investing activities	(8,007)	(3,960)

Cash Flows from Financing Activities
Net change in deposits	6,582	837
Proceeds from Federal Home Loan Bank advances	2,000	6,750
Repayment of Federal Home Loan Bank advances	(759)	(5,364)

Net cash provided by financing activities	7,823	2,223

Net Change in Cash and Cash Equivalents	484	(3,216)

Beginning Cash and Cash Equivalents	3,665	4,470

Ending Cash and Cash Equivalents	$4,149	$1,254

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and borrowings	$286	$241
Supplemental Disclosure of Noncash Investing Activities
Transfers from loans to foreclosed assets	$-	$77

See Notes to Condensed Consolidated Financial Statements

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Basis of Presentation

MW Bancorp, Inc. (the “Company,” “we,” “us” or “our”), headquartered in Cincinnati, Ohio, was formed to serve as the stock holding company for Mt. Washington Savings Bank following its mutual-to-stock conversion. The conversion was completed effective January 29, 2015. The Company is a Maryland corporation. The Company issued 876,163 shares at an offering price of $10.00 per share. On July 31, 2015, Mt. Washington Savings Bank changed its name to Watch Hill Bank. References within this Form 10-Q to the “Bank” are intended to describe Watch Hill Bank both before and after the name change.

The accompanying unaudited condensed balance sheet of the Company as of June 30, 2015, which has been derived from audited financial statements, and unaudited condensed consolidated financial statements of the Company as of September 30, 2015 and for the three months ended September 30, 2015 and 2014, were prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company as of and for the year ended June 30, 2015 included in the Company’s Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Financial Statements contained in the Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included to present fairly the financial position as of September 30, 2015 and the results of operations and cash flows for the three months ended September 30, 2015 and 2014. All interim amounts have not been audited and the results of operations for the three months ended September 30, 2015, herein are not necessarily indicative of the results of operations to be expected for the entire fiscal year.

Principles of Consolidation

The consolidated financial statements as of and for the period ended September 30, 2015, include MW Bancorp, Inc. and its wholly owned subsidiary, Watch Hill Bank, together referred to as “the Company.” Intercompany transactions and balances have been eliminated in consolidation. The financial statements for the three months ended September 30, 2014 represent the Bank only, as the conversion to stock form, including the formation of MW Bancorp, Inc. was completed on January 29, 2015. References herein to the “Company” for periods prior to the completion of the stock conversion should be deemed to refer to the “Bank”.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, valuation of deferred tax assets and fair values of financial instruments.

Note 2: Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale Securities:
September 30, 2015
U. S. Government agency bonds	$498	$-	$-	$498
Mortgage-backed securities of U.S. government sponsored entities - residential	3,584	19	(13)	3,590

	$4,082	$19	$(13)	$4,088

June 30, 2015
U. S. Government agency bonds	$498	$-	$(5)	$493
Mortgage-backed securities of U.S. government sponsored entities - residential	3,783	23	(4)	3,802

	$4,281	$23	$(9)	$4,295

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Held-to-maturity Securities:
September 30, 2015
Mortgage-backed securities of U.S. government sponsored entities - residential	$1,411	$14	$(79)	$1,346

June 30, 2015
Mortgage-backed securities of U.S. government sponsored entities - residential	$1,551	$-	$(71)	$1,480

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at September 30, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30, 2015
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
U. S. Government agency bonds Due in more than ten years	$498	$498	$-	$-
Mortgage-backed securities of U.S. government sponsored entities - residential - not due at a single maturity date	3,584	3,590	1,411	1,346

	$4,082	$4,088	$1,411	$1,346

The Company had no sales of investment securities during the three-month periods ended September 30, 2015 and 2014.

The Company had pledged $1.1 million of its investment securities at September 30, 2015 and June 30, 2015.

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

At September 30, 2015 and June 30, 2015, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of the Company’s equity.

On August 1, 2013, the Company reclassified its collateralized mortgage obligation portfolio to held-to-maturity from available-for sale because management intends to hold these securities to maturity. The securities had a total amortized cost of $2.925 million and a corresponding fair value of $2.894 million. The gross unrealized loss on these securities at the date of transfer was $31,000. The unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive loss and is being amortized over the remaining lives of the securities as an adjustment to the yield. The amortization of the remaining holding loss reported in accumulated other comprehensive loss will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of this loss was $18,000 at September 30, 2015.

The following tables show the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2015 and June 30, 2015:

	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
September 30, 2015
Available-for-sale Securities:
Mortgage-backed securities of U.S. government sponsored entities - residential	$364	$(6)	$569	$(7)	$933	$(13)

Held-to-maturity Securities:
Mortgage-backed securities of U.S. government sponsored entities - residential	-	-	1,346	(79)	1,346	(79)

	$364	$(6)	$1,915	$(86)	$2,279	$(92)
June 30, 2015
Available-for-sale Securities:
U.S. Government agencies	$493	$(5)	$-	$-	$493	$(5)

Mortgage-backed securities of U.S. government sponsored entities - residential	-	-	631	(4)	631	(4)

Held-to-maturity Securities:
Mortgage-backed securities of U.S. government sponsored entities - residential	-	-	1,480	(71)	1,480	(71)

	$493	$(5)	$2,111	$(75)	$2,604	$(80)

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Other-than-temporary Impairment

At September 30, 2015 and June 30, 2015, all of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not have the intent, and it is likely that it will not be required, to sell these mortgage-backed securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2015 and June 30, 2015.

Note 3:	Loans and Allowance for Loan Losses

Loans at September 30, 2015 and June 30, 2015 include:

	September 30,	June 30,
	2015	2015
	(In thousands)
Real estate loans
One- to four-family residential	$70,676	$65,170
Multi-family residential	7,863	6,221
Commercial	16,939	15,908
Construction	3,579	3,041
Consumer and other	208	93

Total loans	99,265	90,433

Less:
Net deferred loan costs	(52)	(47)
Allowance for loan losses	1,610	1,602

Net loans	$97,707	$88,878

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three months ended September 30, 2015 and the recorded investment in loans and impairment method as of September 30, 2015:

	Real Estate
	1-4 Family	1-4 Family
	Owner	Non-Owner	Multi-
	Occupied	Occupied	family	Commercial	Construction	Consumer	Total
	(In thousands)
Three Months Ended September 30, 2015
Allowance for loan losses:
Balance, July 1, 2015	$1,130	$287	$3	$124	$58	-	$1,602
Provision for loan losses	28	(29)	(1)	3	6	(2)	5
Charge-offs	-	-	-	-	-	-	-
Recoveries	1	-	-	-	-	2	3

Balance, September 30, 2015	$1,159	$258	$2	$127	$64	$-	$1,610

Allowance for loan losses:
Ending balance, individually evaluated for impairment	$115	$66	$-	$-	$-	$-	$181

Ending balance, collectively evaluated for impairment	$1,044	$192	$2	$127	$64	$-	$1,429

Loans:
Ending balance	$59,718	$10,958	$7,863	$16,939	$3,579	$208	$99,265

Ending balance; individually evaluated for impairment	$1,263	$283	$-	$151	$-	$-	$1,697

Ending balance; collectively evaluated for impairment	$58,455	$10,675	$7,863	$16,788	$3,579	$208	$97,568

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three months ended September 30, 2014:

	Real Estate
	1-4 Family	1-4 Family
	Owner	Non-Owner	Multi-
	Occupied	Occupied	family	Commercial		Construction	Consumer	Total
	(In thousands)
Three Months Ended September 30, 2014
Allowance for loan losses:
Balance, July 1, 2014	$1,065	$278	$33	$105		$56	-	$1,537
Provision for loan losses	26	(11)	(10)	(7)		6	11	15
Charge-offs	(3)	-	-	-		-	-	(3)
Recoveries	1	-	-	-		-	1	2

Balance, September 30, 2014	$1,089	$267	$23	$98	#	$62	$12	$1,551

The following table presents the recorded investment in loans and impairment method as of June 30, 2015:

	Real Estate
	1-4 Family	1-4 Family
	Owner	Non-Owner	Multi-
	Occupied	Occupied	family	Commercial	Construction	Consumer	Total
	(In thousands)
June 30, 2015
Allowance for loan losses:
Ending balance, individually evaluated for impairment	$134	$70	$-	$-	$-	$-	$204

Ending balance, collectively evaluated for impairment	$996	$217	$3	$124	$58	$-	$1,398

Loans:
Ending balance	$53,795	$11,375	$6,221	$15,908	$3,041	$93	$90,433

Ending balance; individually evaluated for impairment	$1,294	$290	$-	$153	$-	$-	$1,737

Ending balance; collectively evaluated for impairment	$52,501	$11,085	$6,221	$15,755	$3,041	$93	$88,696

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Internal Risk Categories

The Company has adopted a standard loan grading system for all loans. Loans are selected for a grading review based on certain characteristics, including credit concentrations, subprime criteria and delinquency of 90 days or more. Definitions are as follows:

Pass: These are higher quality loans that do not fit any of the other categories described below.

Special Mention: The loans identified as special mention have an obvious flaw or a potential weakness that deserves special management attention, but which has not yet impacted collectibility. These flaws or weaknesses, if left uncorrected, may result in the deterioration of the prospects of repayment or of the Company’s credit position.

Substandard: These are loans with a well-defined weakness, where the Company has a serious concern about the borrower’s ability to make full repayment if the weaknesses are not corrected. The loan may contain a flaw, which could impact the borrower’s ability to repay, or the borrower’s continuance as a “going concern.” When collateral values are not sufficient to secure the loan and other weaknesses are present, the loan may be rated substandard. A loan will also be rated substandard when full repayment is expected, but it must come from the liquidation of collateral.

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

Loss: These are near term charge-offs. Loans classified as loss are considered uncollectible and of such little value that it is not desirable to continue carrying them as assets on the Company’s financial statements, even though partial recovery may be possible at some future time.

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of September 30, 2015 and June 30, 2015:

	September 30, 2015
	Real Estate
	1-4 Family	1-4 Family
	Owner	Non-Owner	Multi-
	Occupied	Occupied	family	Commercial	Construction	Consumer	Total
	(In thousands)
Pass	$58,617	$10,252	$7,863	$16,939	$3,579	$208	$97,458
Special mention	-	-	-	-	-	-	-
Substandard	1,101	706	-	-	-	-	1,807
Doubtful	-	-	-	-	-	-	-

Total	$59,718	$10,958	$7,863	$16,939	$3,579	$208	$99,265

	June 30, 2015
	Real Estate
	1-4 Family	1-4 Family
	Owner	Non-Owner	Multi-
	Occupied	Occupied	family	Commercial	Construction	Consumer	Total
	(In thousands)
Pass	$52,668	$10,659	$6,221	$15,908	$3,041	$93	$88,590
Special mention	-	-	-	-	-	-	-
Substandard	1,127	716	-	-	-	-	1,843
Doubtful	-	-	-	-	-	-	-

Total	$53,795	$11,375	$6,221	$15,908	$3,041	$93	$90,433

The Company has a portfolio of loans designated as subprime, defined as those loans made to borrowers with a credit score below 660. These loans are primarily secured by 1-4 family real estate, including both owner-occupied and non-owner-occupied properties. Subprime loans totaled $6.5 million and $7.8 million at September 30, 2015 and June 30, 2015, respectively. The decrease was due primarily to updated credit reviews of borrowers in the portfolio who no longer met the criteria for subprime credit status.

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the past year.

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of September 30, 2015 and June 30, 2015:

	September 30, 2015
							Total Loans >
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
	(In thousands)
Real estate
1-4 family owner-occupied	$-	$212	$-	$212	$59,506	$59,718	$-
1-4 family non-owner occupied	-	-	-	-	10,958	10,958	-
Multi-family residential	-	-	-	-	7,863	7,863	-
Commercial	-	-	-	-	16,939	16,939	-
Construction	-	-	-	-	3,579	3,579	-
Consumer and other	-	-	-	-	208	208	-

Total	$-	$212	$-	$212	$99,053	$99,265	$-

	June 30, 2015
							Total Loans >
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
	(In thousands)
Real estate
1-4 family owner-occupied	$223	$-	$86	$309	$53,486	$53,795	$-
1-4 family non-owner occupied	-	-	-	-	11,375	11,375	-
Multi-family residential	-	-	-	-	6,221	6,221	-
Commercial	-	-	-	-	15,908	15,908	-
Construction	-	-	-	-	3,041	3,041	-
Consumer and other	-	-	-	-	93	93	-

Total	$223	$-	$86	$309	$90,124	$90,433	$-

A loan is considered impaired when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming multi-family and commercial loans, but also include loans modified in troubled debt restructurings.

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents impaired loan information as of September 30, 2015 and for the three months ended September 30, 2015 and 2014:

				For the Three Months Ended		For the Three Months Ended
	As of September 30, 2015			September 30, 2015		September 30, 2014
		Unpaid	Allowance for Loan	Average	Interest	Average	Interest
	Recorded Investment	Principal Balance	Losses Allocated	Recorded Investment	Income Recognized	Recorded Investment	Income Recognized
	(In thousands)
Loans with no related allowance recorded:
Real estate
1-4 family owner-occupied	$872	$1,065	$-	$932	$6	1,107	$-
1-4 family non-owner occupied	70	88	-	71	-	86	-
Multi-family residential	-	-	-	-	-	-	-
Commercial	151	166	-	151	3	-	-
Construction	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-

Loans with an allowance recorded:
Real estate
1-4 family owner-occupied	391	451	115	384	-	777	-
1-4 family non-owner occupied	213	253	66	215	-	231	-
Multi-family residential	-	-	-	-	-	-	-
Commercial	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-

Totals	$1,697	$2,023	$181	$1,753	$9	$2,201	$-

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents impaired loan information as of June 30, 2015:

	As of June 30, 2015
		Unpaid	Allowance for Loan
	Recorded Investment	Principal Balance	Losses Allocated
	(In thousands)
Loans with no related allowance recorded:
Real estate
1-4 family owner-occupied	$762	$937	$-
1-4 family non-owner occupied	72	89	-
Multi-family residential	-	-	-
Commercial	153	168	-
Construction	-	-	-
Consumer and other	-	-	-

Loans with an allowance recorded:
Real estate
1-4 family owner-occupied	532	596	134
1-4 family non-owner occupied	218	255	70
Multi-family residential	-	-	-
Commercial	-	-	-
Construction	-	-	-
Consumer and other	-	-	-

Totals	$1,737	$2,045	$204

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the Company’s nonaccrual loans at September 30, 2015 and June 30, 2015. The table excludes performing troubled debt restructurings.

	September 30,	June 30,
	2015	2015
	(In thousands)
Real estate
1-4 family owner-occupied	$770	$795
1-4 family non-owner occupied	283	290
Multi-family residential	-	-
Commercial	-	-
Construction	-	-
Consumer and other	-	-

Total nonaccrual	$1,053	$1,085

At September 30, 2015 and June 30, 2015, the Company had certain loans that were modified in troubled debt restructurings and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan. The Company had loans modified in a troubled debt restructuring totaling $1.3 million at both September 30, 2015 and June 30, 2015. Troubled debt restructured loans had specific allowances totaling $98,000 and $115,000 at September 30, 2015 and June 30, 2015, respectively. At September 30, 2015, the Company had no commitments to lend additional funds to borrowers with troubled debt restructured loans.

No loans were modified as troubled debt restructurings during either the three months ended September 30, 2015 or 2014.

The Company had no troubled debt restructurings modified during the twelve months ended September 30, 2015 or 2014 that subsequently defaulted during the three-month periods ended September 30, 2015 or 2014. A troubled debt restructured loan is considered to be in payment default once it is 30 days contractually past due under the loan’s modified terms.

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

Effective January 1, 2015, the Bank is subject to the capital requirements set forth by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule established a new common equity Tier 1 minimum capital requirement and assigned a higher risk weight (150%) to exposures that are more than 90 days past due, or are on nonaccrual status, and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements, unless a one-time opt-in or opt-out is exercised. The Bank has chosen to exclude unrealized gains and losses from regulatory capital. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total capital, Tier I capital and Common Equity (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to total average assets (as defined). Management believes, as of September 30, 2015 and June 30, 2015, that the Bank met all capital adequacy requirements to which it is subject.

As of September 30, 2015 and June 30, 2015, the Bank was well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank’s category.

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2015
Total Capital
(to Risk-Weighted Assets)	$14,984	21.5%	$5,568	8.0%	$6,960	10.0%

Tier I Capital
(to Risk-Weighted Assets)	$14,105	20.3%	$4,176	6.0%	$5,568	8.0%

Common Equity
(to Risk-Weighted Assets)	$14,105	20.3%	$3,132	4.5%	$4,524	6.5%

Tier I Capital
(to Average Assets)	$14,105	12.8%	$4,418	4.0%	$5,522	5.0%

As of June 30, 2015
Total Capital
(to Risk-Weighted Assets)	$14,834	23.1%	$5,140	8.0%	$6,425	10.0%

Tier I Capital
(to Risk-Weighted Assets)	$14,021	21.8%	$3,855	6.0%	$5,140	8.0%

Common Equity
(to Risk-Weighted Assets)	$14,021	21.8%	$2,891	4.5%	$4,176	6.5%

Tier I Capital
(to Average Assets)	$14,021	13.7%	$4,089	4.0%	$5,112	5.0%

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 5:	Disclosures about Fair Value of Assets and Liabilities

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

Recurring Measurements

The following table presents the fair value measurement of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2015 and June 30, 2015:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2015
U.S. Government agency bonds	$498	$-	$498	$-
Mortgage-backed securities of U.S. of government sponsored entities - residential	3,590	-	3,590	-

	$4,088	$-	$4,088	$-

June 30, 2015
U. S. Government agency bonds	$493	$-	$493	$-
Mortgage-backed securities of U.S. of government sponsored entities - residential	3,802	-	3,802	-

	$4,295	$-	$4,295	$-

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There were no assets classified within Level 3 of the fair value hierarchy measured on a recurring basis. There were no transfers between Level 1 and Level 2 during the periods ended September 30, 2015 and 2014.

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

Nonrecurring Measurements

The following table presents fair value measurements of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which fair value measurements fall at September 30, 2015 and June 30, 2015:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2015
Impaired loans - residential
One-to-four family owner occupied	$276	$-	$-	$276
One-to-four family non-owner occupied	147	-	-	147

June 30, 2015
Impaired loans - residential
One-to-four family owner occupied	$270	$-	$-	$270
One-to-four family non-owner occupied	148	-	-	148
Foreclosed assets	104	-	-	104

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

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements:

	Fair Value at September 30, 2015	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(In thousands)
Impaired loans (collateral dependent) - one-to-four family owner occupied residential real estate	$276	Sales comparison approach	Adjustment for differences between the comparable real estate sales	10%

Impaired loans (collateral dependent) - one-to-four family non-owner occupied residential real estate	$147	Sales comparison approach	Adjustment for differences between the comparable real estate sales	10%

	Fair Value at June 30, 2015	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(In thousands)
Impaired loans (collateral dependent) - one-to-four family owner occupied residential real estate	$270	Sales comparison approach	Adjustment for differences between the comparable real estate sales	10%

Impaired loans (collateral dependent) - one-to-four family non-owner occupied residential real estate	$148	Sales comparison approach	Adjustment for differences between the comparable real estate sales	10%

Foreclosed assets	$104	Sales comparison approach	Adjustment for differences between the comparable real estate sales	10%

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2015 and June 30, 2015.

		Fair Value Measurement Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
September 30, 2015
Financial assets
Cash and cash equivalents	$4,149	$4,149	$-	$-	$4,149
Interest-bearing time deposits	2,100	-	2,100	-	2,100
Held-to-maturity securities	1,411	-	1,346	-	1,346
Loans	97,707	-	-	99,818	99,818
Federal Home Loan Bank stock	1,164	n/a	n/a	n/a	n/a
Accrued interest receivable	273	-	273	-	273
Financial liabilities
Deposits	75,106	-	76,759		76,759
Federal Home Loan Bank advances	23,601	-	23,460	-	23,460
Accrued interest payable	34	-	34	-	34

June 30, 2015
Financial assets
Cash and cash equivalents	$3,665	$3,665	$-	$-	$3,665
Interest-bearing time deposits	3,100	-	3,100	-	3,100
Held-to-maturity securities	1,551	-	1,480	-	1,480
Loans	88,878	-	-	89,561	89,561
Federal Home Loan Bank stock	1,164	n/a	n/a	n/a	n/a
Accrued interest receivable	245	-	245	-	245
Financial liabilities
Deposits	68,524	-	68,188	-	68,188
Federal Home Loan Bank advances	22,360	-	21,692	-	21,692
Accrued interest payable	31	-	31	-	31

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

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Held-to-Maturity Securities

The fair value of held-to-maturity securities was estimated by using pricing models that contain market pricing and information, quoted prices of securities with similar characteristics or discounted cash flows that use credit-adjusted discount rates, resulting in a Level 2 classification.

Loans

Fair values of loans are estimated as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values, resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality, resulting in a Level 3 classification. Impaired loans are valued at the lower of cost or fair value of collateral as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

Federal Home Loan Bank Stock

It is not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability.

Accrued Interest Receivable and Payable

The carrying amounts of accrued interest approximate fair value, resulting in a Level 2 classification.

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

Federal Home Loan Bank Advances

The fair values of FHLB advances are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements, resulting in a Level 2 classification.

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Off Balance Sheet Instruments

Fair values of off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

Note 6:	Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component, net of tax, for the three months ended September 30, 2015 and 2014 are as follows:

		Unrealized
	Unrealized	Gains and Losses
	Gains and Losses	on Securities
	on Available	Transferred from
	for Sale	Available for Sale to
Three Months Ended September 30, 2015	Securities	Held to Maturity	Total
	(In thousands)
Balance, July 1, 2015	$(73)	$(18)	$(91)

Other comprehensive loss	(8)	-	(8)

Accretion of unrealized losses on securities transferred from available for sale to held to maturity recognized in other comprehensive income	-	-	-

Net current period other comprehensive loss	(8)	-	(8)

Balance, September 30, 2015	$(81)	$(18)	$(99)

Three Months Ended September 30, 2014

Balance, July 1, 2014	$(67)	$(26)	$(93)

Other comprehensive loss	(18)	-	(18)

Accretion of unrealized losses on securities transferred from available for sale to held to maturity recognized in other comprehensive income	-	2	2

Net current period other comprehensive income (loss)	(18)	2	(16)

Balance, September 30, 2014	$(85)	$(24)	$(109)

There were no material items reclassified from accumulated other comprehensive loss to the statement of operations for the three-month periods ended September 30, 2015 and 2014.

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 7:	Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is calculated by dividing net income applicable to common stock by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Unallocated common shares held by the Company’s Employee Stock Ownership Plan (the “ESOP”) are shown as a reduction in stockholders’ equity and are excluded from weighted-average common shares outstanding for both basic and diluted EPS calculations until they are committed to be released.

Earnings per share for the three months ended September 30, 2015 was $0.06, calculated using 876,163 shares issued, less 70,093 unallocated shares held by the ESOP. The Company had no dilutive or potentially dilutive securities at September 30, 2015.

Earnings per share disclosures are not applicable to the three-month period ended September 30, 2014, because the Company did not complete the conversion to stock form until January 29, 2015.

Note 8:	Employee Stock Ownership Plan

On January 29, 2015, the Bank announced the formation of the Mt. Washington Savings Bank ESOP Plan (“ESOP”), a non-contributory plan for its employees. As part of the Company’s stock conversion, shares were purchased with a loan from MW Bancorp, Inc. All employees of the Bank meeting certain tenure requirements are entitled to participate in the ESOP. Compensation expense related to the ESOP was $8,000 for the three months ended September 30, 2015.

A summary of the unallocated share activity of the Bank’s ESOP for the three months ended September 30, 2015 is as follows:

Balance, July 1, 2015	70,093

New share purchases	-

Shares released to participants	-

Share allocated to participants	-

Balance, September 30, 2015	70,093

The stock price at the formation date was $10.00. The aggregate fair value of the 70,093 unallocated shares was $992,000 based on the $14.15 closing price of our common stock on September 30, 2015.

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9:	Directors Deferred Compensation

The Company had a nonqualified Directors Deferred Compensation Plan (the “Plan”) which provided for the payment of benefits upon termination of service with the Company as a director. The Plan specified monthly payments for 10 years based upon 80% of the director’s final year fees upon reaching the retirement age defined by the Plan. On June 25, 2013, the Company elected to terminate and liquidate the Plan. The termination cost was approximately $2.0 million, which was reflected on the Company’s balance sheet at June 30, 2014. The funds were fully disbursed in July 2014 and February 2015.

Note 10:	Recent Accounting Pronouncements

FASB ASU 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40), Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, a consensus of the FASB Emerging Issues Task Force. The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-04, in January 2014. The amendments in this update provide clarification on when an in-substance repossession or foreclosure occurs, including when a creditor should be considered to have received physical possession of the residential real estate property collateralizing a consumer mortgage loan, and when to derecognize the loan and recognize the foreclosed property. The amendments in this update were effective for public business entities for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this update using either a modified retrospective transition method or a prospective transition method. This standard did not have a material impact on the Company’s financial statements.

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

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

FASB ASU 2014-11, Transfers and Servicing (Topic 860), Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, was issued in June 2014. The amendments in this Update require disclosures for certain transactions comprising a transfer of a financial asset accounted for as a sale and an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. This Update also requires certain disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings. The accounting changes in this Update were effective for public business entities for the first interim or annual period beginning after December 15, 2014. For public business entities, the disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and for disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The disclosures are not required to be presented for comparative periods before the effective date. This standard did not have a material impact on the Company’s financial statements.

Note 11:	Change in Corporate Form

On January 29, 2015, the Bank converted into a stock savings bank structure with the establishment of a stock holding company, MW Bancorp, Inc., a Maryland corporation, as parent of the Bank.

The Bank converted to the stock form of ownership, followed by the issuance of all of the Bank’s outstanding stock to the Company. Pursuant to the Plan, the Bank determined the total offering value and number of shares of common stock based upon an independent appraiser’s valuation. The stock was priced at $10.00 per share. In addition, the Bank’s Board of Directors adopted an employee stock ownership plan (“ESOP”) which subscribed for 8% of the common stock sold in the offering. Proceeds from the sale of shares totaled $8.8 million. The costs of issuing the common stock were deducted from the sales proceeds of the offering.

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

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of the financial condition at September 30, 2015 and results of operations for the three months ended September 30, 2015 and 2014, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on

Form 10-Q.

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

Critical Accounting Policies

The discussion and analysis of the financial condition and results of operations are based on our financial statements, which are prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be critical. The estimates and assumptions that we use are based on historical experience and various other factors we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities or our results of operations.

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

Management performs a quarterly evaluation of the allowance for loan losses. Consideration is given to a variety of factors in establishing this estimate, including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.

The analysis has two components-specific and general allowances. The specific allowance is for unconfirmed losses related to loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. If the fair value of the loan is less than it’s carrying value, a charge is recorded for the difference. The general allowance, which is for loans reviewed collectively, is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. The historical loss experience is determined by portfolio segment and is based on the Company’s actual loss history over the most recent twelve quarters. All periods are evenly weighted within the twelve quarter loss history. The methodology used in calculation of loss factors is consistently applied to all loan segments. This analysis establishes historical loss percentages and qualitative factors that are applied to the loan groups to determine the amount of the allowance for loan losses necessary for loans that are reviewed collectively. The qualitative component is critical in determining the allowance for loan losses as certain trends may indicate the need for changes to the allowance for loan losses based on factors beyond the historical loss history. Not incorporating a qualitative component could misstate the allowance for loan losses. Actual loan losses may be significantly more than the allowances we have established, which could result in a material adverse effect on our financial results.

Deferred Tax Assets. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax asset will not be realized. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Determining the proper valuation allowance for deferred taxes is critical in properly valuing the deferred tax asset and the related recognition of income tax expense or benefit. At both September 30, 2015 and June 30, 2015, our deferred tax asset was reduced by a $2.1 million valuation allowance, which represented full valuation allowance applied to our net deferred tax asset. The Company maintained a full valuation allowance against its net deferred tax asset as of and for the three months ended September 30, 2015 and 2014, and as of and for the year ended June 30, 2015.

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fair Value Measurements. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Company estimates the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, the Company estimates fair value. These estimates are subjective in nature and imprecision in estimating these factors can impact the amount of gain or loss recorded. A more detailed description of the fair values measured at each level of the fair value hierarchy and the methodology utilized by the Company can be found in Note 5 to this Form 10-Q — “Disclosures About Fair Value of Assets and Liabilities.”

Comparison of Financial Condition at September 30, 2015 and June 30, 2015

Total Assets. Total assets were $115.3 million at September 30, 2015, an increase of $8.5 million, or 8.0%, over the $106.8 million total at June 30, 2015. The increase was primarily comprised of an $8.8 million increase in net loans, which was partially offset by a decrease in interest-bearing deposits in other financial institutions of $1.0 million.

Net Loans. Net loans increased by $8.8 million, or 9.9%, to $97.7 million at September 30, 2015 from $88.9 million at June 30, 2015. During the three months ended September 30, 2015, we originated $16.3 million of loans, which represented approximately 18.1% of our total loan portfolio at June 30, 2015. These new loan originations were comprised primarily of $9.7 million of one- to four-family residential real estate loans, $1.9 million of commercial real estate loans, $2.7 million of construction loans and $2.0 of multi-family residential real estate loans. During the three months ended September 30, 2015, we originated and sold $2.0 million of loans in the secondary market. During the three months ended September 30, 2015, one- to four-family residential real estate loans increased $5.5 million, or 8.4%, to $70.7 million at September 30, 2015, from $65.2 million at June 30, 2015; commercial real estate loans increased $1.0 million, or 6.5%, to $16.9 million at September 30, 2015; multi-family residential real estate loans increased $1.6 million, or 26.4%, to $7.9 million at September 30, 2015; and construction loans increased $538,000, or 17.7%, to $3.6 million at September 30, 2015.

Increases in loan balances reflect our strategy to grow and diversify our loan portfolio, with an emphasis on increasing commercial and multi-family residential loans, as we shift our strategy from our traditional focus on one-to four-family residential loans. Such growth has been achieved amid strong competition for commercial real estate, multi-family and one- to four-family residential mortgage loans in our market area in the current low interest rate environment.

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the latter part of fiscal 2013, we initiated a program to sell certain fixed-rate, 30-year term mortgage loans in the secondary market. We have sold loans on both a servicing released and servicing retained basis, in transactions with the Federal Home Loan Bank-Cincinnati (“FHLB”), through its mortgage purchase program, and other investors. We sold $2.0 million of loans in the three months ended September 30, 2015. Total loans sold with servicing retained totaled $6.1 million at September 30, 2015. Management intends to continue this sales activity in future periods.

Interest Bearing Deposits in Other Financial Institutions. Interest-bearing time deposits in other financial institutions decreased by $1.0 million, or 32.3%, to a total of $2.1 million at September 30, 2015, compared to $3.1 million at June 30, 2015, due to maturities of these deposits. Management began to invest in certificates of deposit during the year ended June 30, 2013, to increase the yield on liquid assets beyond the rates available in overnight funds.

Investment Securities. Investment securities decreased $347,000, or 5.9%, to $5.5 million at September 30, 2015 from $5.8 million at June 30, 2015. The decrease consisted primarily of called securities and principal repayments on mortgage-backed securities during the three months ended September 30, 2015.

The yield on our investment securities increased to 1.89% for the three months ended September 30, 2015, compared to 1.29% for the three months ended September 30, 2014. At September 30, 2015, investment securities classified as available-for-sale and held-to-maturity consisted of government agency securities and government-sponsored mortgage-backed securities.

Premises and Equipment, net. Premises and equipment increased $471,000, or 146.3%, to $793,000 at September 30, 2015. The increase was due primarily to leasehold improvement costs for the Company’s second full-service office location which opened in September 2015.

Foreclosed Assets. Foreclosed assets totaled $112,000 at September 30, 2015 compared to $104,000 at June 30, 2015. There were no sales of foreclosed properties and no additional assets acquired through foreclosure during the three months ended September 30, 2015. At September 30, 2015, our foreclosed assets consisted of one parcel of one- to four-family residential real estate.

Deposits. Deposits increased by $6.6 million, or 9.6%, to $75.1 million at September 30, 2015 from $68.5 million at June 30, 2015. Our core deposits, which consist of all deposit account types except certificates of deposit, increased $6.9 million, or 27.3%, to $31.9 million at September 30, 2015 from $25.1 million at June 30, 2015. Certificates of deposit decreased $269,000, or 0.6%, to $43.2 million at September 30, 2015 from $43.4 million at June 30, 2015. During the three months ended September 30, 2015, management continued its strategy of pursuing growth in demand accounts and other lower cost core deposits. Demand accounts were first offered by the Company during 2013 and totaled $23.3 million at September 30, 2015. Management intends to continue its efforts to increase core deposits, with a special emphasis on growth in consumer and business demand deposits.

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Federal Home Loan Bank Advances. FHLB advances increased $1.2 million, or 5.6%, to $23.6 million at September 30, 2015 from $22.4 million at June 30, 2015. Management has pursued a strategy of periodically increasing these advances to take advantage of this low-cost source of funding during the low interest rate environment to grow the Company’s loans and investments. The aggregate cost of these advances was 1.45% at September 30, 2015, compared to the Company’s cost of deposits of 1.11% at that date.

Shareholders’ Equity. Total shareholders’ equity increased $39,000, or 0.2%, to $15.7 million at September 30, 2015 compared to June 30, 2015. The increase was primarily attributable to the net income of $47,000 for the three months ended September 30, 2015, partially offset by an $8,000 increase in the accumulated other comprehensive loss.

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2015 and 2014

General. Net income for the three months ended September 30, 2015 was $47,000, compared to a net loss of $2,000 for the three months ended September 30, 2014, an increase of $49,000. The increase in net income was primarily due to a $127,000 increase in net interest income, a $10,000 decrease in the provision for loan losses and a $38,000 increase in noninterest income, which were partially offset by a $126,000 increase in noninterest expenses.

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

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended September 30,
	2015			2014
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$93,533	$905	3.87%	$70,519	$742	4.21%
Investment securities	5,710	27	1.89%	7,434	24	1.29%
Other interest-earning assets (1)	8,088	32	1.58%	6,815	24	1.41%
Total interest-earning assets	107,331	964	3.59%	84,767	790	3.73%
Non-interest-earning assets	4,712			5,200
Allowance for loan losses	(1,605)			(1,542)
Total assets	$110,438			$88,425

Interest-bearing liabilities:
Interest-bearing demand	$17,079	38	0.89%	$3,434	6	0.01%
Money market accounts	2,755	3	0.44%	3,214	4	0.50%
Savings accounts	8,577	6	0.28%	9,050	4	0.18%
Certificates of deposit	42,928	161	1.50%	44,957	164	1.46%
Total deposits	71,339	208	1.17%	60,655	178	1.17%
FHLB advances	22,443	81	1.44%	17,081	64	1.50%
Total interest-bearing liabilities	93,782	289	1.23%	77,736	242	1.25%
Non-interest-bearing liabilities	2,707			1,871
Total liabilities	96,489			79,607
Equity	13,949			8,818
Total liabilities and equity	$110,438			$88,425

Net interest income		$675			$548
Net interest rate spread (2)			2.36%			2.48%
Net interest-earning assets (3)	$13,549			$7,031
Net interest margin (4)			2.52%			2.59%
Average interest-earning assets to interest-bearing liabilities	114.45%			109.04%

(1)	Consists of stock in the FHLB and interest bearing demand and time deposits in other banks.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earnings assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Income. Interest income increased $174,000, or 22.0%, to $964,000 for the three months ended September 30, 2015 from $790,000 for the three months ended September 30, 2014. This increase was primarily attributable to a $163,000 increase in interest on loans receivable. The average balance of loans during the three months ended September 30, 2015 increased by $23.0 million, or 32.6%, from the balance for the three months ended September 30, 2014. The average yield on loans decreased by 34 basis points to 3.87% for the three months ended September 30, 2015 from 4.21% for the three months ended September 30, 2014. The decrease in average yield on loans was due to the declining interest rate environment, as well as an increase in payoffs of higher interest rate loans, as customers refinanced loans at lower interest rates.

The average balance of investment securities decreased $1.7 million to $5.7 million for the three months ended September 30, 2015 from $7.4 million for the three months ended September 30, 2014, while the average yield on investment securities increased by 60 basis points, to 1.89% for the three months ended September 30, 2015 from 1.29% for the three months ended September 30, 2014. Interest income on other interest-earning assets, including certificates of deposit in other financial institutions, increased $8,000, or 33.3%, for the three months ended September 30, 2015, due to an increase in the average yield of 17 basis points, to 1.58% for the three months ended September 30, 2015 and an increase in the average balance of $1.3 million period-to-period. The increase in interest income on other interest earning assets was due primarily to recognition of $13,000 of a $120,000 Bank Enterprise Award the Company received during fiscal 2015 from the U.S. Government-sponsored Community Development Financial Institutions Fund (“CDFI”) based on certificates of deposit placed with qualifying financial institutions participating in the program. The award is being accreted into interest income over the remaining term of the certificates of deposit, and will result in recognition of interest income totaling approximately $13,000 per quarter over the next five quarters.

Interest Expense. Total interest expense increased $47,000, or 19.4%, to $289,000 for the three months ended September 30, 2015, from $242,000 for the three months ended September 30, 2014. Interest expense on deposit accounts increased $30,000, or 16.9%, to $208,000 for the three months ended September 30, 2015, from $178,000 for the three months ended September 30, 2014. The increase was primarily due to an increase of $10.7 million, or 17.6%, in the average balance of deposits to $71.3 million for the three months ended September 30, 2015, while the average cost of interest-bearing deposits remained unchanged at 1.17% for the three months ended September 30, 2015 and 2014.

Interest expense on FHLB advances increased $17,000, or 26.6%, to $81,000 for the three months ended September 30, 2015 from $64,000 for the three months ended September 30, 2014. The average balance of advances increased by $5.4 million, or 31.4%, to $22.4 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, while the average cost of these advances decreased by six basis points to 1.44% from 1.50%. As noted above, management elected to increase outstanding advances as a source of low-cost funding.

Net Interest Income. Net interest income increased $127,000, or 23.2%, to $675,000 for the three months ended September 30, 2015, compared to $548,000 for the three months ended September 30, 2014. The increase reflected the increase in average net interest earning assets of $6.5 million period-to-period, while the interest rate spread decreased to 2.36% for the three months ended September 30, 2015 compared to 2.48% for the three months ended September 30, 2014. Our net interest margin decreased to 2.52% for the three months ended September 30, 2015 from 2.59% for the three months ended September 30, 2014. The interest rate spread and net interest margin were impacted by the continuation of the low interest rate environment.

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” we recorded provisions for loan losses of $5,000 for the three months ended September 30, 2015 and $15,000 for the three months ended September 30, 2014. The allowance for loan losses was $1.6 million, or 1.62% of total loans, at September 30, 2015, compared to $1.6 million, or 1.77% of total loans, at June 30, 2015. The decrease in the provision for loan losses in the three months ended September 30, 2015, compared to the three months ended September 30, 2014, was due primarily to lower balances of nonperforming loans and delinquent loans in the 2015 period. Total nonperforming loans were $1.1 million at September 30, 2015, compared to $1.3 million at September 30, 2014. Classified loans declined to $1.8 million at September 30, 2015, compared to $2.1 million at September 30, 2014, and total loans past due greater than 30 days were $212,000 and $496,000 at those respective dates. Net recoveries totaled $3,000 for the three months ended September 30, 2015, compared to net charge-offs of $1,000 for the three months ended September 30, 2014. As a percentage of nonperforming loans, the allowance for loan losses was 152.9% at September 30, 2015 compared to 115.2% at September 30, 2014. Management has continued a strategy focused on resolution of problem loans and a reduction of the Company’s volume of nonperforming loans. The provisions for loan losses in the three months ended September 30, 2015 and 2014 were attributable primarily to estimated losses recognized on certain impaired loans, as well as the Company’s overall growth in loans and the change in the loan product mix, as the Company continued its efforts to diversify the loan portfolio from its traditional focus on one-to four-family residential loans.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover probable incurred losses in the loan portfolio at September 30, 2015 and 2014. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income increased $38,000, or 95.0%, to $78,000 for the three months ended September 30, 2015 from $40,000 for the three months ended September 30, 2014. The increase was primarily due to an increase in gain on sale of loans of $36,000, as the Company continued a program to sell certain loans in the secondary market.

Non-Interest Expense. Non-interest expense increased $126,000, or 21.9%, to $701,000 for the three months ended September 30, 2015 compared to $575,000 for the three months ended September 30, 2014. The increase was primarily attributable to a $43,000 increase in professional services, as the Company incurred costs in the quarter ended September 30, 2015 related to the reporting requirements of a public company, and an increase of $48,000, or 14.3%, in salaries, employee benefits and directors fees expense, due in part to the incremental expense associated with the new ESOP plan, totaling $13,000 during the three months ended September 30, 2015, coupled with an increase in staffing levels and normal merit increases period-to-period.

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-interest expense can be expected to increase because of costs associated with operating as a public company and increased compensation costs related to possible implementation of one or more stock-based benefit plans, if approved by our stockholders.

Federal Income Taxes. The Company did not record federal income taxes in the three-month period ended September 30, 2015, primarily as a result of the net operating loss carryforward available as well as the full impairment valuation allowance maintained on the Company’s deferred tax assets. Management evaluated the deferred tax asset based upon a projection of future operating results and determined that a full impairment valuation allowance was required at both September 30, 2015 and 2014. The Company has a total valuation allowance on its net deferred tax asset of $2.1 million at September 30, 2015. The deferred tax asset will only be recognized in future periods when it is more likely than not that the net deferred tax asset can be realized, primarily through the generation of sustainable taxable income.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities, sales or calls of securities. We also have the ability to borrow from the FHLB. At September 30, 2015, we had the capacity to borrow approximately $28.8 million from the FHLB and have an additional $10.0 million on a line of credit with the FHLB. At September 30, 2015, we had $23.6 million outstanding in FHLB advances.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $668,000 and $(1.5 million) for the three months ended September 30, 2015 and 2014, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $8.0 million and $4.0 million for the three months ended September 30, 2015 and 2014, respectively. During the three months ended September 30, 2015 and 2014, we did not purchase or sell any securities designated as available for sale. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was $7.8 million and $2.2 million for the three months ended September 30, 2015 and 2014, respectively. These funding increases also reflected our strategy of borrowing at lower interest rates to fund loan originations.

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

At September 30, 2015, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $14.1 million, or 12.8% of average assets, which is above the well-capitalized required level of $5.5 million, or 5.0%; and total risk-based capital of $15.0 million, or 21.5% of risk-weighted assets, which is above the well-capitalized required level of $7.0 million, or 10.0%. Accordingly, the Bank was categorized as well capitalized at September 30, 2015. Management is not aware of any conditions or events that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At September 30, 2015, we had outstanding commitments to originate loans of $5.3 million, including undisbursed funds on construction loans and funds available on undrawn lines of credit. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2015 totaled $27.5 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for equipment and a branch location, and agreements with respect to borrowed funds and deposit liabilities.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of the Registrant’s management, including our Chief Executive Officer and Chief Financial Officer, the Registrant evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective.

(b)	Changes in internal controls.

There has been no change made in the Registrant’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

MW Bancorp, Inc.

Part II

Other Information

ITEM 1.	Legal Proceedings

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. At September 30, 2015, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

ITEM 1A.	Risk Factors

Not applicable.

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

MW Bancorp, Inc.

Date:	November 13, 2015	By:	/s/Gregory P. Niesen
Gregory P. Niesen
President and Chief Executive Officer

Date:	November 13, 2015	By:	/s/Julie M. Bertsch
Julie M. Bertsch
Senior Vice President and Chief Financial Officer

