Form 10-Q/A
period 2015-09-30
MW Bancorp, Inc.
filed 2016-02-11
CIK 1600065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number: 000-55356

MW BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	47-2259704
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2110 Beechmont Avenue Cincinnati, Ohio	45230
(Address of principal executive offices)	(Zip Code)

(513) 231-7871
(Registrant’s telephone number, including area code)
N/A
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of November 13, 2015, the latest practicable date, 876,163 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

Explanatory Note

MW Bancorp, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015, originally filed with the Securities and Exchange Commission on November 13, 2015 (the “Original Form 10-Q”). This Amendment No. 1 is being filed solely to include revised certifications of the Company’s chief executive officer and chief financial officer in Exhibits 31.1 and 31.2, which replace the previously filed versions of those exhibits, to add language regarding internal control over financial reporting that was inadvertently omitted from Exhibits 31.1 and 31.2 to the Original Form 10-Q. Each certification, as corrected by this Amendment No. 1, was true and correct as of the date of the Original Form 10-Q.

Except as described above, no other changes have been made to the Original Form 10-Q. The Original Form 10-Q, as amended by this Amendment No. 1, continues to speak as of the date of the Original Form 10-Q, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Form 10-Q. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-Q and the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Form 10-Q. The filing of this Amendment No. 1 is not an admission that the Original Form 10-Q, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

MW Bancorp, Inc.
(Registrant)

Date:	February 11, 2016	By:	/s/Gregory P. Niesen
Gregory P. Niesen
President and Chief Executive Officer

Date:	February 11, 2016	By:	/s/Julie M. Bertsch
Julie M. Bertsch
Executive Vice President and Chief Financial Officer