Form 10-Q
period 2015-12-31
MW Bancorp, Inc.
filed 2016-02-16
CIK 1600065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐    No  ☒

As of February 16, 2016, the latest practicable date, 876,163 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

MW Bancorp, Inc.

Part I – Financial Information

Item 1. Financial Statements

MW Bancorp, Inc.

Condensed Consolidated Balance Sheets

December 31, 2015 and June 30, 2015

(In thousands, except share data)

	December 31,	June 30,
	2015	2015
	(Unaudited)
Assets
Cash and due from banks	$105	$88
Interest-bearing demand deposits	8,168	3,577

Cash and cash equivalents	8,273	3,665

Interest-bearing time deposits in other financial institutions	2,100	3,100
Available-for-sale securities	3,848	4,295
Held-to-maturity securities (fair value of $1,209 at December 31, 2015 and $1,480 at June 30, 2015)	1,272	1,551
Loans held for sale	5,408	-
Loans, net of allowance for loan losses of $1,620 at December 31, 2015 and $1,602 at June 30, 2015	92,190	88,878
Premises and equipment, net	1,064	322
Federal Home Loan Bank stock, at cost	1,164	1,164
Foreclosed assets, net	112	104
Accrued interest receivable	284	245
Bank owned life insurance	3,421	3,375
Other assets	93	130

Total assets	$119,229	$106,829

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand and money market	$27,823	$16,467
Savings	9,148	8,609
Time	42,761	43,448

Total deposits	79,732	68,524

Federal Home Loan Bank advances	23,085	22,360
Other liabilities	642	275

Total liabilities	103,459	91,159

Commitments and Contigent Liabilities	-	-

Shareholders' Equity
Preferred stock - authorized 1,000,000 shares, $0.01 par value, none issued	-	-
Common stock - authorized 30,000,000 shares, $0.01 par value, 876,163 shares issued and outstanding	9	9
Additional paid-in capital	7,400	7,386
Shares acquired by ESOP	(666)	(701)
Retained earnings	9,137	9,067
Accumulated other comprehensive loss	(110)	(91)

Total shareholders' equity	15,770	15,670

Total liabilities and shareholders' equity	$119,229	$106,829

See Notes to Condensed Consolidated Financial Statements

MW Bancorp, Inc.

Condensed Consolidated Statements of Income

For the Three and Six Months Ended December 31, 2015 and 2014

(In thousands, except share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
	(Unaudited)
Interest Income
Loans, including fees	$937	$792	$1,842	$1,534
Taxable securities	24	31	51	55
Interest-bearing deposits	32	30	64	54

Total interest income	993	853	1,957	1,643

Interest Expense
Deposits	222	172	430	350
Federal Home Loan Bank advances	85	74	166	138

Total interest expense	307	246	596	488

Net Interest Income	686	607	1,361	1,155

Provision for Loan Losses	8	15	13	30

Net Interest Income After Provision for Loan Losses	678	592	1,348	1,125

Noninterest Income
Gain on sale of loans	7	18	52	27
Gain on sale of foreclosed assets, net	-	17	-	18
Income from Bank owned life insurance	23	24	46	47
Other operating	14	6	24	13
Total noninterest income	44	65	122	105

Noninterest Expense
Salaries, employee benefits and directors fees	401	355	784	690
Occupancy and equipment	51	33	89	66
Data processing	33	11	66	40
Franchise taxes	13	21	32	38
FDIC insurance premiums	18	18	35	37
Professional services	81	56	193	125
Advertising	12	5	34	22
Office supplies	15	7	26	14
Business entertainment	9	12	22	16
Other	66	58	119	103

Total noninterest expense	699	576	1,400	1,151

Income Before Federal Income Taxes	23	81	70	79

Federal Income Taxes	-	-	-	-

Net Income	$23	$81	$70	$79

Earnings per share - basic and diluted	$0.03	N/A	$0.09	N/A

Weighted-average shares outstanding - basic and diluted	806,108	-	806,089	-

See Notes to Condensed Consolidated Financial Statements

MW Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Three and Six Months Ended December 31, 2015 and 2014

(In thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
	(Unaudited)

Net income	$23	$81	$70	$79

Other comprehensive loss:
Unrealized holding gains (losses) on securities available for sale	(11)	23	(19)	5

Amortization of net unrealized holding loss on held-to-maturity securities	-	2	-	4

Net unrealized gains (losses)	(11)	25	(19)	9
Tax effect	-	-	-	-

Total other comprehensive income (loss)	(11)	25	(19)	9

Comprehensive income	$12	$106	$51	$88

See Notes to Condensed Consolidated Financial Statements

MW Bancorp, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

For the Six Months Ended December 31, 2015 and 2014

(In thousands)

Six Months Ended December 31, 2015

					Accumulated
		Additional	Shares		Other
	Common	Paid-in	Acquired	Retained	Comprehensive
	Stock	Capital	by ESOP	Earnings	Loss	Total
	(Unaudited)

Balance at July 1, 2015	$9	$7,386	$(701)	$9,067	$(91)	$15,670

Net income	-	-	-	70	-	70

Amortization of ESOP	-	14	35	-	-	49

Other comprehensive loss	-	-	-	-	(19)	(19)

Balance at December 31, 2015	$9	$7,400	$(666)	$9,137	$(110)	$15,770

Six Months Ended December 31, 2014

					Accumulated
		Additional	Shares		Other
	Common	Paid-in	Acquired	Retained	Comprehensive
	Stock	Capital	by ESOP	Earnings	Loss	Total
	(Unaudited)

Balance at July 1, 2014	$-	$-	$-	$8,922	$(93)	$8,829

Net income	-	-	-	79	-	79

Other comprehensive loss	-	-	-	-	9	9

Balance at December 31, 2014	$-	$-	$-	$9,001	$(84)	$8,917

See Notes to Condensed Consolidated Financial Statements

MW Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended December 31, 2015 and 2014

(In thousands)

	Six Months Ended December 31,
	2015	2014
	(Unaudited)

Cash Flows from Operating Activities
Net income	$70	$79
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	52	47
Amortization of premiums and discounts on securities, net	31	49
Accretion of deferred loan origination fees and costs, net	1	(23)
Provision for loan losses	13	30
Gain on sale of loans	(52)	(27)
Proceeds from sales of loans	2,264	1,539
Loans originated for sale	(2,579)	(1,523)
Gain on sale of foreclosed assets	-	(18)
Amortization of ESOP	49	-
Net changes in:
Accrued interest receivable	(39)	(11)
Other assets	55	(554)
Cash surrender value of life insurance	(46)	(47)
Other liabilities	367	134
Directors deferred compensation	-	(1,007)

Net cash provided by (used in) operating activities	186	(1,332)

Cash Flows from Investing Activities
Net change in interest-bearing deposits in other financial institutions	1,000	898
Proceeds from maturities of available-for-sale securities	-	500
Principal repayments of held-to-maturity securities	274	400
Principal repayments of available-for-sale mortgage-backed securities	401	552
Net change in loans	(8,384)	(10,549)
Purchase of premises and equipment	(794)	(18)
Proceeds from sale of foreclosed assets	-	111
Addtions to foreclosed assets	(8)	-

Net cash used in investing activities	(7,511)	(8,106)

Cash Flows from Financing Activities
Net change in deposits	11,208	(775)
Proceeds from stock subscriptions held in escrow	-	6,658
Proceeds from Federal Home Loan Bank advances	2,000	11,500
Repayment of Federal Home Loan Bank advances	(1,275)	(9,705)

Net cash provided by financing activities	11,933	7,678

Net Change in Cash and Cash Equivalents	4,608	(1,760)

Beginning Cash and Cash Equivalents	3,665	4,470

Ending Cash and Cash Equivalents	$8,273	$2,710

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and borrowings	$590	$483
Supplemental Disclosure of Noncash Investing Activities
Transfers from loans to foreclosed assets	$-	$78
Transfers from loans to loans held for sale	$5,058	$-

See Notes to Condensed Consolidated Financial Statements

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1:	Basis of Presentation

MW Bancorp, Inc. (“MW Bancorp”), headquartered in Cincinnati, Ohio, was formed to serve as the stock holding company for Mt. Washington Savings Bank following its mutual-to-stock conversion. The conversion was completed effective January 29, 2015. MW Bancorp is a Maryland corporation. MW Bancorp issued 876,163 shares at an offering price of $10.00 per share. On July 31, 2015, Mt. Washington Savings Bank changed its name to Watch Hill Bank. References within this Form 10-Q to the “Bank” are intended to describe Watch Hill Bank both before and after the name change.

The accompanying unaudited condensed balance sheet of MW Bancorp as of June 30, 2015, which has been derived from audited financial statements, and unaudited condensed consolidated financial statements of MW Bancorp as of December 31, 2015 and for the three and six months ended December 31, 2015 and 2014, were prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of MW Bancorp as of and for the year ended June 30, 2015 included in MW Bancorp’s Form 10-K. Reference is made to the accounting policies of MW Bancorp described in the Notes to the Financial Statements contained in the Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included to present fairly the financial position as of December 31, 2015 and the results of operations and cash flows for the three and six months ended December 31, 2015 and 2014. All interim amounts have not been audited and the results of operations for the three and six months ended December 31, 2015, herein are not necessarily indicative of the results of operations to be expected for the entire fiscal year.

Principles of Consolidation

The consolidated financial statements as of and for the periods ended December 31, 2015, include MW Bancorp, Inc. and its wholly owned subsidiary, Watch Hill Bank, together referred to as “the Company,” “we,” “us,” or “our.” Intercompany transactions and balances have been eliminated in consolidation. The financial statements for the three and six months ended December 31, 2014 represent the Bank only, as the conversion to stock form, including the formation of MW Bancorp, was completed on January 29, 2015. References herein to the “Company” for periods prior to the completion of the stock conversion should be deemed to refer to the “Bank”.

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

Note 2:	Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale Securities:
December 31, 2015
U. S. Government agency bonds	$498	$1	$-	$499
Mortgage-backed securities of U.S. government sponsored entities - residential	3,355	9	(15)	3,349

	$3,853	$10	$(15)	$3,848

June 30, 2015
U. S. Government agency bonds	$498	$-	$(5)	$493
Mortgage-backed securities of U.S. government sponsored entities - residential	3,783	23	(4)	3,802

	$4,281	$23	$(9)	$4,295

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Held-to-maturity Securities:
December 31, 2015
Mortgage-backed securities of U.S. government sponsored entities - residential	$1,272	$-	$(63)	$1,209

June 30, 2015
Mortgage-backed securities of U.S. government sponsored entities - residential	$1,551	$-	$(71)	$1,480

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at December 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	December 31, 2015
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
U. S. Government agency bonds Due in more than ten years	$498	$499	$-	$-
Mortgage-backed securities of U.S. government sponsored entities - residential - not due at a single maturity date	3,355	3,349	1,272	1,209

	$3,853	$3,848	$1,272	$1,209

The Company had no sales of investment securities during the three- and six-month periods ended December 31, 2015 and 2014.

The Company had pledged $2.1 million and $1.1 million of its investment securities at December 31, 2015 and June 30, 2015, respectively.

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

At December 31, 2015 and June 30, 2015, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of the Company’s equity.

On August 1, 2013, the Company reclassified its collateralized mortgage obligation portfolio to held-to-maturity from available-for sale because management intends to hold these securities to maturity. The securities had a total amortized cost of $2.925 million and a corresponding fair value of $2.894 million. The gross unrealized loss on these securities at the date of transfer was $31,000. The unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive loss and is being amortized over the remaining lives of the securities as an adjustment to the yield. The amortization of the remaining holding loss reported in accumulated other comprehensive loss will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of this loss was $18,000 at December 31, 2015.

The following tables show the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2015 and June 30, 2015:

	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2015
Available-for-sale Securities:
Mortgage-backed securities of U.S. government sponsored entities - residential	$1,329	$(8)	$517	$(7)	$1,846	$(15)

Held-to-maturity Securities:
Mortgage-backed securities of U.S. government sponsored entities - residential	-	-	1,209	(63)	1,209	(63)

	$1,329	$(8)	$1,726	$(70)	$3,055	$(78)
June 30, 2015
Available-for-sale Securities:
U.S. Government agencies	$493	$(5)	$-	$-	$493	$(5)

Mortgage-backed securities of U.S. government sponsored entities - residential	-	-	579	(4)	579	(4)

Held-to-maturity Securities:
Mortgage-backed securities of U.S. government sponsored entities - residential	-	-	1,480	(71)	1,480	(71)

	$493	$(5)	$2,059	$(75)	$2,552	$(80)

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Other-than-temporary Impairment

At December 31, 2015 and June 30, 2015, all of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not have the intent, and it is likely that it will not be required, to sell these mortgage-backed securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2015 and June 30, 2015.

Note 3:	Loans and Allowance for Loan Losses

Loans at December 31, 2015 and June 30, 2015 include:

	December 31,	June 30,
	2015	2015
	(In thousands)

Real estate loans
One- to four-family residential	$65,809	$65,170
Multi-family residential	7,338	6,221
Commercial	17,095	15,908
Construction	3,284	3,041
Consumer and other	232	93

Total loans	93,758	90,433

Less:
Net deferred loan costs	(52)	(47)
Allowance for loan losses	1,620	1,602

Net loans	$92,190	$88,878

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three and six months ended December 31, 2015 and the recorded investment in loans and impairment method as of December 31, 2015:

	December 31, 2015
	Real Estate
	1-4 Family	1-4 Family
	Owner	Non-Owner	Multi-
	Occupied	Occupied	family	Commercial	Construction	Consumer	Total
	(In thousands)
Three Months Ended December 31, 2015
Allowance for loan losses:
Balance, October 1, 2015	$1,159	$258	$2	$127	$64	-	$1,610
Provision for loan losses	4	21	(1)	(11)	(4)	(2)	7
Charge-offs	-	-	-	-	-	-	-
Recoveries	1	-	-	-	-	2	3

Balance, December 31, 2015	$1,164	$279	$1	$116	$60	$-	$1,620

Six Months Ended December 31, 2015
Allowance for loan losses:
Balance, July 1, 2015	$1,130	$287	$3	$124	$58	$-	$1,602
Provision for loan losses	32	(8)	(2)	(8)	2	(3)	13
Charge-offs	-	-	-	-	-	-	-
Recoveries	2	-	-	-	-	3	5

Balance, December 31, 2015	$1,164	$279	$1	$116	$60	$-	$1,620

Allowance for loan losses:
Ending balance, individually evaluated for impairment	$113	$52	$-	$-	$-	$-	$165

Ending balance, collectively evaluated for impairment	$1,051	$227	$1	$116	$60	$-	$1,455

Loans:
Ending balance	$54,153	$11,656	$7,338	$17,095	$3,284	$232	$93,758

Ending balance; individually evaluated for impairment	$1,246	$275	$-	$164	$-	$-	$1,685

Ending balance; collectively evaluated for impairment	$52,907	$11,381	$7,338	$16,931	$3,284	$232	$92,073

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three and six months ended December 31, 2014:

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

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents, by portfolio segment, the allowance for loan losses, the recorded investment in loans and impairment method as of June 30, 2015:

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

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of December 31, 2015 and June 30, 2015:

	December 31, 2015
	Real Estate
	1-4 Family	1-4 Family
	Owner	Non-Owner	Multi-
	Occupied	Occupied	family	Commercial	Construction	Consumer	Total
	(In thousands)
Pass	$53,074	$10,958	$7,338	$17,095	$3,284	$232	$91,981
Special mention	-	-	-	-	-	-	-
Substandard	1,079	698	-	-	-	-	1,777
Doubtful	-	-	-	-	-	-	-

Total	$54,153	$11,656	$7,338	$17,095	$3,284	$232	$93,758

	June 30, 2015
	Real Estate
	1-4 Family	1-4 Family
	Owner	Non-Owner	Multi-
	Occupied	Occupied	family	Commercial	Construction	Consumer	Total
	(In thousands)
Pass	$52,668	$10,659	$6,221	$15,908	$3,041	$93	$88,590
Special mention	-	-	-	-	-	-	-
Substandard	1,127	716	-	-	-	-	1,843
Doubtful	-	-	-	-	-	-	-

Total	$53,795	$11,375	$6,221	$15,908	$3,041	$93	$90,433

The Company has a portfolio of loans designated as subprime, defined as those loans made to borrowers with a credit score below 660. These loans are primarily secured by 1-4 family real estate, including both owner-occupied and non-owner-occupied properties. Subprime loans totaled $6.5 million and $7.8 million at December 31, 2015 and June 30, 2015, respectively. The decrease was due primarily to updated credit reviews of borrowers in the portfolio who no longer met the criteria for subprime credit status.

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the past year.

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of December 31, 2015 and June 30, 2015:

	December 31, 2015
							Total Loans >
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
	(In thousands)
Real estate
1-4 family owner-occupied	$149	$70	$101	$320	$53,833	$54,153	$-
1-4 family non-owner occupied	384	-	-	384	11,272	11,656	-
Multi-family residential	-	-	-	-	7,338	7,338	-
Commercial	-	-	-	-	17,095	17,095	-
Construction	-	-	-	-	3,284	3,284	-
Consumer and other	-	-	-	-	232	232	-

Total	$533	$70	$101	$704	$93,054	$93,758	$-

	June 30, 2015
							Total Loans >
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
	(In thousands)
Real estate
1-4 family owner-occupied	$223	$-	$86	$309	$53,486	$53,795	$-
1-4 family non-owner occupied	-	-	-	-	11,375	11,375	-
Multi-family residential	-	-	-	-	6,221	6,221	-
Commercial	-	-	-	-	15,908	15,908	-
Construction	-	-	-	-	3,041	3,041	-
Consumer and other	-	-	-	-	93	93	-

Total	$223	$-	$86	$309	$90,124	$90,433	$-

A loan is considered impaired when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming multi-family and commercial loans, but also include loans modified in troubled debt restructurings.

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents impaired loan information as of and for the three and six months ended December 31, 2015:

				For the Three Months Ended		For the Six Months Ended
	As of December 31, 2015			December 31, 2015		December 31, 2015
		Unpaid	Allowance for Loan	Average	Interest	Average	Interest
	Recorded Investment	Principal Balance	Losses Allocated	Recorded Investment	Income Recognized	Recorded Investment	Income Recognized
	(In thousands)
Loans with no related allowance recorded:
Real estate
1-4 family owner-occupied	$862	$1,042	$-	$773	$6	805	$12
1-4 family non-owner occupied	125	152	-	126	-	128	-
Multi-family residential	-	-	-	-	-	-	-
Commercial	164	164	-	150	2	150	5
Construction	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-

Loans with an allowance recorded:
Real estate
1-4 family owner-occupied	384	459	113	376	-	380	-
1-4 family non-owner occupied	150	185	52	152	-	154	-
Multi-family residential	-	-	-	-	-	-	-
Commercial	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-

Totals	$1,685	$2,002	$165	$1,577	$8	$1,617	$17

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents impaired loan information as of June 30, 2015 and for the three and six months ended December 31, 2014:

				For the Three Months Ended		For the Six Months Ended
	As of June 30, 2015			December 31, 2014		December 31, 2014
		Unpaid	Allowance for Loan	Average	Interest	Average	Interest
	Recorded Investment	Principal Balance	Losses Allocated	Recorded Investment	Income Recognized	Recorded Investment	Income Recognized
	(In thousands)
Loans with no related allowance recorded:
Real estate
1-4 family owner-occupied	$762	$937	$-	$1,110	$-	$1,116	$-
1-4 family non-owner occupied	72	89	-	76	-	77	-
Multi-family residential	-	-	-	-	-	-	-
Commercial	153	168	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-

Loans with an allowance recorded:
Real estate
1-4 family owner-occupied	532	596	134	656	-	661	-
1-4 family non-owner occupied	218	255	70	230	-	230	-
Multi-family residential	-	-	-	-	-	-	-
Commercial	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-

Totals	$1,737	$2,045	$204	$2,072	$-	$2,084	$-

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the Company’s nonaccrual loans at December 31, 2015 and June 30, 2015. The table excludes performing troubled debt restructurings.

	December 31,	June 30,
	2015	2015
	(In thousands)
Real estate
1-4 family owner-occupied	$748	$795
1-4 family non-owner occupied	275	290
Multi-family residential	-	-
Commercial	-	-
Construction	-	-
Consumer and other	-	-

Total nonaccrual	$1,023	$1,085

At December 31, 2015 and June 30, 2015, the Company had certain loans that were modified in troubled debt restructurings and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan. The Company had loans modified in a troubled debt restructuring totaling $1.3 million at both December 31, 2015 and June 30, 2015. Troubled debt restructured loans had specific allowances totaling $96,000 and $115,000 at December 31, 2015 and June 30, 2015, respectively. At December 31, 2015, the Company had no commitments to lend additional funds to borrowers with troubled debt restructured loans.

No loans were modified as troubled debt restructurings during either the three and six months ended December 31, 2015 or 2014.

The Company had no troubled debt restructurings modified during the twelve months ended December 31, 2015 or 2014 that subsequently defaulted during the six-month periods ended December 31, 2015 or 2014. A troubled debt restructured loan is considered to be in payment default once it is 30 days contractually past due under the loan’s modified terms.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total capital, Tier I capital and Common Equity (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to total average assets (as defined). Management believes, as of December 31, 2015 and June 30, 2015, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2015 and June 30, 2015, the Bank was well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank’s category.

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2015
Total Capital
(to Risk-Weighted Assets)	$15,086	21.4%	$5,642	8.0%	$7,053	10.0%

Tier I Capital
(to Risk-Weighted Assets)	$14,195	20.1%	$4,232	6.0%	$5,642	8.0%

Common Equity
(to Risk-Weighted Assets)	$14,195	20.1%	$3,174	4.5%	$4,584	6.5%

Tier I Capital
(to Average Assets)	$14,195	12.1%	$4,690	4.0%	$5,863	5.0%

As of June 30, 2015
Total Capital
(to Risk-Weighted Assets)	$14,834	23.1%	$5,140	8.0%	$6,425	10.0%

Tier I Capital
(to Risk-Weighted Assets)	$14,021	21.8%	$3,855	6.0%	$5,140	8.0%

Common Equity
(to Risk-Weighted Assets)	$14,021	21.8%	$2,891	4.5%	$4,176	6.5%

Tier I Capital
(to Average Assets)	$14,021	13.7%	$4,089	4.0%	$5,112	5.0%

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 5:	Disclosures about Fair Value of Assets and Liabilities

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

Recurring Measurements

The following table presents the fair value measurement of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2015 and June 30, 2015:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2015
U.S. Government agency bonds	$499	$-	$499	$-
Mortgage-backed securities of U.S. of government sponsored entities - residential	3,349	-	3,349	-

	$3,848	$-	$3,848	$-

June 30, 2015
U. S. Government agency bonds	$493	$-	$493	$-
Mortgage-backed securities of U.S. of government sponsored entities - residential	3,802	-	3,802	-

	$4,295	$-	$4,295	$-

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There were no assets classified within Level 3 of the fair value hierarchy measured on a recurring basis. There were no transfers between Level 1 and Level 2 during the periods ended December 31, 2015 and 2014.

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

Nonrecurring Measurements

The following table presents fair value measurements of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which fair value measurements fall at December 31, 2015 and June 30, 2015:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2015
Impaired loans - residential
One-to-four family owner occupied	$271	$-	$-	$271
One-to-four family non-owner occupied	99	-	-	99

June 30, 2015
Impaired loans - residential
One-to-four family owner occupied	$270	$-	$-	$270
One-to-four family non-owner occupied	148	-	-	148
Foreclosed assets	104	-	-	104

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

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements:

	Fair Value at December 31, 2015	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(In thousands)
Impaired loans (collateral dependent) - one-to-four family owner occupied residential real estate	$271	Sales comparison approach	Adjustment for differences between the comparable real estate sales	10%

Impaired loans (collateral dependent) - one-to-four family non-owner occupied residential real estate	$99	Sales comparison approach	Adjustment for differences between the comparable real estate sales	10%

	Fair Value at June 30, 2015	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(In thousands)
Impaired loans (collateral dependent) - one-to-four family owner occupied residential real estate	$270	Sales comparison approach	Adjustment for differences between the comparable real estate sales	10%

Impaired loans (collateral dependent) - one-to-four family non-owner occupied residential real estate	$148	Sales comparison approach	Adjustment for differences between the comparable real estate sales	10%

Foreclosed assets	$104	Sales comparison approach	Adjustment for differences between the comparable real estate sales	10%

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2015 and June 30, 2015.

		Fair Value Measurement Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
December 31, 2015
Financial assets
Cash and cash equivalents	$8,273	$8,273	$-	$-	$8,273
Interest-bearing time deposits	2,100	-	2,100	-	2,100
Held-to-maturity securities	1,272	-	1,209	-	1,209
Loans	92,190	-	-	99,493	99,493
Federal Home Loan Bank stock	1,164	n/a	n/a	n/a	n/a
Accrued interest receivable	284	-	284	-	284
Financial liabilities
Deposits	79,732	36,971	43,174		80,145
Federal Home Loan Bank advances	23,085	-	23,035	-	23,035
Accrued interest payable	37	-	37	-	37

June 30, 2015
Financial assets
Cash and cash equivalents	$3,665	$3,665	$-	$-	$3,665
Interest-bearing time deposits	3,100	-	3,100	-	3,100
Held-to-maturity securities	1,551	-	1,480	-	1,480
Loans	88,878	-	-	89,561	89,561
Federal Home Loan Bank stock	1,164	n/a	n/a	n/a	n/a
Accrued interest receivable	245	-	245	-	245
Financial liabilities
Deposits	68,524	25,076	43,112	-	68,188
Federal Home Loan Bank advances	22,360	-	21,692	-	21,692
Accrued interest payable	31	-	31	-	31

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

Deposits

The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 1 classification. The carrying amounts of variable rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date resulting in a Level 1 classification. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

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

Changes in accumulated other comprehensive loss by component, net of tax, for the three and six months ended December 31, 2015 and 2014 are as follows:

		Unrealized
	Unrealized	Gains and Losses
	Gains and Losses	on Securities
	on Available	Transferred from
	for Sale	Available for Sale to
	Securities	Held to Maturity	Total
	(In thousands)
Three Months Ended December 31, 2015

Balance, October 1, 2015	$(81)	$(18)	$(99)

Other comprehensive loss	(11)	-	(11)

Balance, December 31, 2015	$(92)	$(18)	$(110)

Three Months Ended December 31, 2014

Balance, October 1, 2014	$(85)	$(24)	$(109)

Other comprehensive income	23	-	23

Accretion of unrealized losses on securities transferred from available for sale to held to maturity recognized in other comprehensive income	-	2	2

Net current period other comprehensive income (loss)	23	2	25

Balance, December 31, 2014	$(62)	$(22)	$(84)

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

		Unrealized
	Unrealized	Gains and Losses
	Gains and Losses	on Securities
	on Available	Transferred from
	for Sale	Available for Sale to
	Securities	Held to Maturity	Total
	(In thousands)
Six Months Ended December 31, 2015

Balance, July 1, 2015	$(73)	$(18)	$(91)

Other comprehensive loss	(19)	-	(19)

Balance, December 31, 2015	$(92)	$(18)	$(110)

Six Months Ended December 31, 2014

Balance, July 1, 2014	$(67)	$(26)	$(93)

Other comprehensive income, net of tax	5	-	5

Accretion of unrealized losses on securities transferred from available for sale to held to maturity recognized in other comprehensive income	-	4	4

Net current period other comprehensive income	5	4	9

Balance, December 31, 2014	$(62)	$(22)	$(84)

There were no material items reclassified from accumulated other comprehensive loss to the statement of income for the three- and six-month periods ended December 31, 2015 and 2014.

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

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Earnings per share for the three months ended December 31, 2015 was $0.03, calculated using 876,163 shares issued, less 70,055 unallocated shares held by the ESOP. Earnings per share for the six months ended December 31, 2015 was $0.09, calculated using 876,163 shares issued, less 70,074 unallocated shares held by the ESOP. The Company had no dilutive or potentially dilutive securities at December 31, 2015.

Earnings per share disclosures are not applicable to the three-and six-month periods ended December 31, 2014, because the Company did not complete the conversion to stock form until January 29, 2015.

Note 8:	Employee Stock Ownership Plan

As part of the Company’s stock conversion, shares were purchased by the ESOP with a loan from MW Bancorp. All employees of the Bank meeting certain tenure requirements are entitled to participate in the ESOP. Compensation expense related to the ESOP was $15,000 and $28,000 for the three and six month periods ended December 31, 2015, respectively.

A summary of the unallocated share activity of the Bank’s ESOP for the six months ended December 31, 2015 is as follows:

Balance, July 1, 2015	70,093

New share purchases	-

Shares released to participants	-

Share allocated to participants	(3,504)

Balance, December 31, 2015	66,589

The stock price at the formation date was $10.00. The aggregate fair value of the 66,589 unallocated shares was $999,000 based on the $15.00 closing price of our common stock on December 31, 2015.

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

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

The Bank converted to the stock form of ownership, followed by the issuance of all of the Bank’s outstanding stock to the Company. Pursuant to the Plan, the Bank determined the total offering value and number of shares of common stock based upon an independent appraiser’s valuation. The stock was priced at $10.00 per share. In addition, the Bank’s Board of Directors adopted ESOP, which subscribed for 8% of the common stock sold in the offering. Proceeds from the sale of shares totaled $8.8 million. The costs of issuing the common stock were deducted from the sales proceeds of the offering.

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

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of the financial condition at December 31, 2015 and results of operations for the three and six months ended December 31, 2015 and 2014, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on

Form 10-Q.

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

The analysis has two components-specific and general allowances. The specific allowance is for unconfirmed losses related to loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. If the fair value of the loan is less than its carrying value, a charge is recorded for the difference. The general allowance, which is for loans reviewed collectively, is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. The historical loss experience is determined by portfolio segment and is based on the Company’s actual loss history over the most recent twelve quarters. All periods are evenly weighted within the twelve quarter loss history. The methodology used in calculation of loss factors is consistently applied to all loan segments. This analysis establishes historical loss percentages and qualitative factors that are applied to the loan groups to determine the amount of the allowance for loan losses necessary for loans that are reviewed collectively. The qualitative component is critical in determining the allowance for loan losses as certain trends may indicate the need for changes to the allowance for loan losses based on factors beyond the historical loss history. Not incorporating a qualitative component could misstate the allowance for loan losses. Actual loan losses may be significantly more than the allowances we have established, which could result in a material adverse effect on our financial results.

Deferred Tax Assets. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax asset will not be realized. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Determining the proper valuation allowance for deferred taxes is critical in properly valuing the deferred tax asset and the related recognition of income tax expense or benefit. At both December 31, 2015 and June 30, 2015, our deferred tax asset was reduced by a $2.1 million valuation allowance, which represented full valuation allowance applied to our net deferred tax asset. The Company maintained a full valuation allowance against its net deferred tax asset as of and for the three and six months ended December 31, 2015 and 2014, and as of and for the year ended June 30, 2015.

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

Comparison of Financial Condition at December 31, 2015 and June 30, 2015

Total Assets. Total assets were $119.2 million at December 31, 2015, an increase of $12.4 million, or 11.6%, over the $106.8 million total at June 30, 2015. The increase was primarily comprised of an $8.7 million increase in net loans and a $4.6 million increase in cash and cash equivalents, which were partially offset by a decrease in interest-bearing deposits in other financial institutions of $1.0 million.

Net Loans. Net loans, including loans held for sale, increased by $8.7 million, or 9.8%, to $97.6 million at December 31, 2015 from $88.9 million at June 30, 2015. During the six months ended December 31, 2015, we originated $21.9 million of loans, which represented approximately 24.3% of our total loan portfolio at June 30, 2015. These new loan originations were comprised primarily of $13.7 million of one- to four-family residential real estate loans, $2.6 million of commercial real estate loans, $3.4 million of construction loans and $2.0 of multi-family residential real estate loans. During the six months ended December 31, 2015, we originated and sold $2.2 million of loans in the secondary market and had another $350,000 in loans held for sale at December 31, 2015.

During the six months ended December 31, 2015, one- to four-family residential real estate loans increased $639,000, or 1.0%, to $65.8 million at December 31, 2015, from $65.2 million at June 30, 2015; commercial real estate loans increased $1.2 million, or 7.5%, to $17.1 million at December 31, 2015; multi-family residential real estate loans increased $1.1 million, or 18.0%, to $7.3 million at December 31, 2015; and construction loans increased $243,000, or 8.0%, to $3.3 million at December 31, 2015.

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

During the latter part of fiscal 2013, we initiated a program to sell certain fixed-rate, 30-year term mortgage loans in the secondary market. We have sold loans on both a servicing released and servicing retained basis, in transactions with the Federal Home Loan Bank-Cincinnati (“FHLB”), through its mortgage purchase program, and other investors. We sold $2.3 million of loans in the six months ended December 31, 2015. Total loans sold with servicing retained totaled $6.5 million at December 31, 2015. In December 2015, management elected to sell a participating interest in certain jumbo mortgage loans secured by one-to four- family residential real estate. The decision was predicated primarily upon management’s strategy to mitigate risk by reducing the Company’s investment in this loan segment and to increase the Company’s liquidity levels. Accordingly, $5.1 million of such loans were transferred to loans held for sale. Management intends to continue these sales activities in future periods.

Interest Bearing Deposits in Other Financial Institutions. Interest-bearing time deposits in other financial institutions decreased by $1.0 million, or 32.3%, to a total of $2.1 million at December 31, 2015, compared to $3.1 million at June 30, 2015, due to maturities of these deposits. Management began to invest in certificates of deposit during the year ended June 30, 2013, to increase the yield on liquid assets beyond the rates available in overnight funds. As these deposits matured, the proceeds have been used primarily to fund new loan originations.

Investment Securities. Investment securities decreased $726,000, or 12.4%, to $5.1 million at December 31, 2015 from $5.8 million at June 30, 2015. The decrease consisted primarily of principal repayments on mortgage-backed securities during the six months ended December 31, 2015.

The yield on our investment securities increased to 1.84% for the six months ended December 31, 2015, compared to 1.58% for the six months ended December 31, 2014. At December 31, 2015, investment securities classified as available-for-sale and held-to-maturity consisted of government agency securities and government-sponsored mortgage-backed securities.

Premises and Equipment, net. Premises and equipment increased $742,000, or 230.4%, to $1.1 million at December 31, 2015. The increase was due primarily to leasehold improvement costs and the purchase of a tract of land to construct a drive-through facility for the Company’s second full-service office location which opened in September 2015.

Foreclosed Assets. Foreclosed assets totaled $112,000 at December 31, 2015 compared to $104,000 at June 30, 2015. There were no sales of foreclosed properties and no additional assets acquired through foreclosure during the six months ended December 31, 2015. At December 31, 2015, our foreclosed assets consisted of one parcel of one- to four-family residential real estate.

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Deposits. Deposits increased by $11.2 million, or 16.4%, to $79.7 million at December 31, 2015 from $68.5 million at June 30, 2015. Our core deposits, which consist of all deposit account types except certificates of deposit, increased $11.9 million, or 47.4%, to $37.0 million at December 31, 2015 from $25.1 million at June 30, 2015. Certificates of deposit decreased $687,000, or 1.6%, to $42.8 million at December 31, 2015 from $43.4 million at June 30, 2015. During the six months ended December 31, 2015, management continued its strategy of pursuing growth in demand accounts and other lower cost core deposits. Demand accounts were first offered by the Company during 2013 and totaled $23.9 million at December 31, 2015. Management intends to continue its efforts to increase core deposits, with a special emphasis on growth in consumer and business demand deposits.

Federal Home Loan Bank Advances. FHLB advances increased $725,000, or 3.2%, to $23.1 million at December 31, 2015 from $22.4 million at June 30, 2015. Management has pursued a strategy of periodically increasing these advances to take advantage of this low-cost source of funding during the low interest rate environment to grow the Company’s loan portfolio. The aggregate cost of these advances was 1.45% at December 31, 2015, compared to the Company’s cost of deposits of 1.13% at that date.

Shareholders’ Equity. Total shareholders’ equity increased $100,000, or 0.6%, to $15.8 million at December 31, 2015 compared to June 30, 2015. The increase was primarily attributable to net income of $70,000 for the six months ended December 31, 2015 and a $49,000 increase for allocation of ESOP shares, which were partially offset by a $19,000 increase in the accumulated other comprehensive loss.

Comparison of Operating Results for the Three-Month Periods Ended December 31, 2015 and 2014

General. Net income for the three months ended December 31, 2015 was $23,000, compared to $81,000 for the three months ended December 31, 2014, a decrease of $58,000. The decrease in net income was primarily due to a $123,000 increase in noninterest expenses and a $21,000 decrease in noninterest income, which were partially offset by a $79,000 increase in net interest income and a $7,000 decrease in the provision for loan losses.

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

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended December 31,
	2015			2014
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$98,967	$937	3.79%	$75,361	$792	4.20%
Investment securities	5,372	24	1.79%	6,463	31	1.92%
Other interest-earning assets (1)	9,400	32	1.36%	5,324	30	2.25%
Total interest-earning assets	113,739	993	3.49%	87,148	853	3.92%
Non-interest-earning assets	5,131			5,652
Allowance for loan losses	(1,615)			(1,560)
Total assets	$117,255			$91,240

Interest-bearing liabilities:
Interest-bearing demand	$20,717	50	0.97%	$4,036	7	0.69%
Money market accounts	2,774	5	0.72%	3,215	4	0.50%
Savings accounts	8,723	7	0.32%	8,784	5	0.23%
Certificates of deposit	42,943	160	1.49%	43,499	156	1.43%
Total deposits	75,157	222	1.18%	59,534	172	1.16%
FHLB advances	23,312	85	1.46%	19,502	74	1.52%
Total interest-bearing liabilities	98,469	307	1.25%	79,036	246	1.25%
Non-interest-bearing liabilities	3,070			3,296
Total liabilities	101,539			82,332
Equity	15,716			8,908
Total liabilities and equity	$117,255			$91,240

Net interest income		$686			$607
Net interest rate spread (2)			2.24%			2.67%
Net interest-earning assets (3)	$15,270			$8,112
Net interest margin (4)			2.41%			2.79%
Average interest-earning assets to interest-bearing liabilities	115.51%			110.26%

(1) Consists of stock in the FHLB and interest bearing demand and time deposits in other banks.
(2) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3) Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4) Net interest margin represents net interest income divided by average total interest-earning assets.

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Income. Interest income increased $140,000, or 16.4%, to $993,000 for the three months ended December 31, 2015 from $853,000 for the three months ended December 31, 2014. This increase was primarily attributable to a $145,000 increase in interest on loans receivable. The average balance of loans during the three months ended December 31, 2015 increased by $23.6 million, or 31.3%, from the balance for the three months ended December 31, 2014. The average yield on loans decreased by 41 basis points to 3.79% for the three months ended December 31, 2015 from 4.20% for the three months ended December 31, 2014. The decrease in average yield on loans was due to the declining interest rate environment, as well as an increase in payoffs of higher interest rate loans, as customers refinanced loans at lower interest rates.

The average balance of investment securities decreased $1.1 million to $5.4 million for the three months ended December 31, 2015 from $6.5 million for the three months ended December 31, 2014, while the average yield on investment securities decreased by 13 basis points, to 1.79% for the three months ended December 31, 2015 from 1.92% for the three months ended December 31, 2014. Interest income on other interest-earning assets, including certificates of deposit in other financial institutions, increased $2,000, or 6.7%, for the three months ended December 31, 2015, due to an increase in the average balance of $4.1 million period-to-period offset by a decrease in the average yield of 89 basis points, to 1.36% for the three months ended December 31, 2015. Interest income on other interest- earning assets includes recognition of $13,000 of a $120,000 Bank Enterprise Award the Company received during fiscal 2015 from the U.S. Government-sponsored Community Development Financial Institutions Fund (“CDFI”) based on certificates of deposit placed with qualifying financial institutions participating in the program. The award is being accreted into interest income over the remaining term of the certificates of deposit, and will result in recognition of interest income totaling approximately $13,000 per quarter over the next five quarters.

Interest Expense. Total interest expense increased $61,000, or 24.8%, to $307,000 for the three months ended December 31, 2015, from $246,000 for the three months ended December 31, 2014. Interest expense on deposit accounts increased $50,000, or 29.1%, to $222,000 for the three months ended December 31, 2015, from $172,000 for the three months ended December 31, 2014. The increase was primarily due to an increase of $15.6 million, or 26.2%, in the average balance of interest-bearing deposits to $75.2 million for the three months ended December 31, 2015, while the average cost of interest-bearing deposits increased by two basis points to 1.18% for the three months ended December 31, 2015 compared to the same quarter in 2014.

Interest expense on FHLB advances increased $11,000, or 14.9%, to $85,000 for the three months ended December 31, 2015 from $74,000 for the three months ended December 31, 2014. The average balance of advances increased by $3.8 million, or 19.5%, to $23.3 million for the three months ended December 31, 2015 compared to the three months ended December 31, 2014, while the average cost of these advances decreased by six basis points to 1.46% from 1.52%. As noted above, management elected to increase outstanding advances as a source of low-cost funding.

Net Interest Income. Net interest income increased $79,000, or 13.0%, to $686,000 for the three months ended December 31, 2015, compared to $607,000 for the three months ended December 31, 2014. The increase reflected the increase in average net interest-earning assets of $7.2 million period-to-period, while the interest rate spread decreased to 2.24% for the three months ended December 31, 2015, compared to 2.67% for the three months ended December 31, 2014. Our net interest margin decreased to 2.41% for the three months ended December 31, 2015 from 2.79% for the three months ended December 31, 2014. The interest rate spread and net interest margin were impacted by the continuation of the low interest rate environment.

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” we recorded provisions for loan losses of $8,000 for the three months ended December 31, 2015 and $15,000 for the three months ended December 31, 2014. The allowance for loan losses was $1.6 million, or 1.63% of total loans, including loans held for sale, at December 31, 2015, compared to $1.6 million, or 1.77% of total loans, at June 30, 2015. The decrease in the provision for loan losses in the three months ended December 31, 2015, compared to the three months ended December 31, 2014, was due primarily to the overall low balances of delinquent and nonperforming loans and net loan charge-offs in the 2015 period. Total nonperforming loans were $1.0 million at December 31, 2015, compared to $1.2 million at December 31, 2014. Classified loans totaled to $1.8 million at December 31, 2015, compared to $1.3 million at December 31, 2014, and total loans past due greater than 30 days were $704,000 and $315,000 at those respective dates. Net recoveries totaled $3,000 for the three months ended December 31, 2015, compared to net recoveries of $7,000 for the three months ended December 31, 2014. As a percentage of nonperforming loans, the allowance for loan losses was 158.4% at December 31, 2015, compared to 130.1% at December 31, 2014. The provisions for loan losses in the three months ended December 31, 2015 and 2014 were attributable primarily to estimated losses recognized on certain impaired loans, as well as the Company’s overall growth in loans and the change in the loan product mix, as the Company continued its efforts to diversify the loan portfolio from its traditional focus on one-to four-family residential loans.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover probable incurred losses in the loan portfolio at December 31, 2015 and 2014. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income decreased $21,000, or 32.3%, to $44,000 for the three months ended December 31, 2015 from $65,000 for the three months ended December 31, 2014. The decrease was primarily due to a $17,000 decrease in gains on sales of foreclosed assets and an $11,000 decrease in gain on sale of loans, due primarily to a decrease in sales volume period-to-period.

Non-Interest Expense. Non-interest expense increased $123,000, or 21.4%, to $699,000 for the three months ended December 31, 2015 compared to $576,000 for the three months ended December 31, 2014. The increase was primarily attributable to an increase of $46,000, or 13.0%, in salaries, employee benefits and directors fees expense, a $25,000 or 44.6%, increase in professional services, an $18,000, or 54.5%, increase in occupancy and equipment and a $22,000, or 200% increase in data processing. The increase in salaries and benefits expense was due primarily to an increase in staffing levels, as the Company increased its staff by three full-time equivalent positions period-to-period, normal merit increases and the $15,000 incremental expense associated with the ESOP. The increase in professional services resulted primarily from costs related to the reporting requirements of a public company. The increase in occupancy and equipment was due primarily to expense associated with the new branch office location, which opened in September 2015. The increase in data processing was due primarily to a nonrecurring credit received from the data processing provider in the 2014 quarter as a refund of excessive billings in preceding periods, coupled with the overall growth in loans and deposits and new product offerings period-to-period.

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-interest expense can be expected to increase because of costs associated with possible implementation of one or more stock-based benefit plans, if approved by our stockholders.

Federal Income Taxes. The Company did not record federal income taxes in the three-month period ended December 31, 2015, primarily as a result of the net operating loss carryforward available as well as the full impairment valuation allowance maintained on the Company’s deferred tax assets. Management evaluated the deferred tax asset based upon a projection of future operating results and determined that a full impairment valuation allowance was required at both December 31, 2015 and 2014. The Company has a total valuation allowance on its net deferred tax asset of $2.1 million at December 31, 2015. The deferred tax asset will only be recognized in future periods when it is more likely than not that the net deferred tax asset can be realized, primarily through the generation of sustainable taxable income.

Comparison of Operating Results for the Six-Month Periods Ended December 31, 2015 and 2014

General. Net income for the six months ended December 31, 2015 was $70,000, compared to $79,000 for the six months ended December 31, 2014, a decrease of $9,000. The decrease in net income was primarily due to a $249,000 increase in noninterest expenses, which was partially offset by a $206,000 increase in net interest income, a $17,000 decrease in the provision for loan losses and a $17,000 increase in noninterest income.

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

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended December 31,
	2015			2014
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$96,214	$1,842	3.83%	$72,879	$1,534	4.21%
Investment securities	5,541	51	1.84%	6,949	55	1.58%
Other interest-earning assets(1)	8,744	64	1.46%	6,070	54	1.78%
Total interest-earning assets	110,499	1,957	3.54%	85,898	1,643	3.83%
Non-interest-earning assets	4,958			5,423
Allowance for loan losses	(1,610)			(1,551)
Total assets	$113,847			$89,770

Interest-bearing liabilities:
Interest-bearing demand	$18,123	88	0.97%	$3,661	13	0.71%
Money market accounts	2,764	8	0.58%	3,215	8	0.50%
Savings accounts	8,650	13	0.30%	8,917	9	0.20%
Certificates of deposit	42,936	321	1.50%	44,228	320	1.45%
Total deposits	72,473	430	1.19%	60,021	350	1.17%
FHLB advances	22,877	166	1.45%	18,291	138	1.51%
Total interest-bearing liabilities	95,350	596	1.25%	78,312	488	1.25%
Non-interest-bearing liabilities	2,808			2,941
Total liabilities	98,158			81,253
Equity	15,689			8,517
Total liabilities and equity	$113,847			$89,770

Net interest income		$1,361			$1,155
Net interest rate spread (2)			2.29%			2.58%
Net interest-earning assets (3)	$15,149			$7,586
Net interest margin (4)			2.46%			2.69%
Average interest-earning assets to interest-bearing liabilities	115.89%			109.69%

(1) Consists of stock in the FHLB and interest bearing demand and time deposits in other banks.
(2) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3) Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4) Net interest margin represents net interest income divided by average total interest-earning assets.

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Income. Interest income increased $314,000, or 19.1%, to $2.0 million for the six months ended December 31, 2015 from $1.6 million for the six months ended December 31, 2014. This increase was primarily attributable to a $308,000 increase in interest on loans receivable. The average balance of loans during the six months ended December 31, 2015 increased by $23.3 million, or 32.0%, from the balance for the six months ended December 31, 2014. The average yield on loans decreased by 38 basis points to 3.83% for the six months ended December 31, 2015 from 4.21% for the six months ended December 31, 2014. The decrease in average yield on loans was due to the declining interest rate environment, as well as an increase in payoffs of higher interest rate loans, as customers refinanced loans at lower interest rates.

The average balance of investment securities decreased $1.4 million to $5.5 million for the six months ended December 31, 2015 from $6.9 million for the six months ended December 31, 2014, while the average yield on investment securities increased by 26 basis points, to 1.84% for the six months ended December 31, 2015 from 1.58% for the six months ended December 31, 2014. Interest income on other interest-earning assets, including certificates of deposit in other financial institutions, increased $10,000, or 18.5%, for the six months ended December 31, 2015, due to an increase in the average balance of $2.7 million period-to-period offset by a decrease in the average yield of 32 basis points, to 1.46% for the six months ended December 31, 2015. Interest income on other interest-earning assets includes recognition of $26,000 of a $120,000 Bank Enterprise Award the Company received during fiscal 2015 from the U.S. Government-sponsored Community Development Financial Institutions Fund (“CDFI”) based on certificates of deposit placed with qualifying financial institutions participating in the program. The award is being accreted into interest income over the remaining term of the certificates of deposit, and will result in recognition of interest income totaling approximately $13,000 per quarter over the next five quarters.

Interest Expense. Total interest expense increased $108,000, or 22.1%, to $596,000 for the six months ended December 31, 2015, from $488,000 for the six months ended December 31, 2014. Interest expense on deposit accounts increased $80,000, or 22.9%, to $430,000 for the six months ended December 31, 2015, from $350,000 for the six months ended December 31, 2014. The increase was primarily due to an increase of $12.5 million, or 20.7%, in the average balance of interest-bearing deposits to $72.5 million for the six months ended December 31, 2015, while the average cost of interest-bearing deposits increased by two basis points to 1.19% for the six months ended December 31, 2015 compared to the same period in 2014.

Interest expense on FHLB advances increased $28,000, or 20.3%, to $166,000 for the six months ended December 31, 2015 from $138,000 for the six months ended December 31, 2014. The average balance of advances increased by $4.6 million, or 25.1%, to $22.9 million for the six months ended December 31, 2015 compared to the six months ended December 31, 2014, while the average cost of these advances decreased by six basis points to 1.45% for the six months ended December 31, 2015 compared to 1.51% for the same period in 2014. As noted above, management elected to increase outstanding advances as a source of low-cost funding.

Net Interest Income. Net interest income increased $206,000, or 17.8%, to $1.4 million for the six months ended December 31, 2015, compared to $1.2 million for the six months ended December 31, 2014. The increase reflected the increase in average net interest-earning assets of $7.6 million period-to-period, while the interest rate spread decreased to 2.29% for the six months ended December 31, 2015, compared to 2.58% for the six months ended December 31, 2014. Our net interest margin decreased to 2.46% for the six months ended December 31, 2015 from 2.69% for the six months ended December 31, 2014. The interest rate spread and net interest margin were impacted by the continuation of the low interest rate environment.

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” we recorded provisions for loan losses of $13,000 for the six months ended December 31, 2015 and $30,000 for the six months ended December 31, 2014. The allowance for loan losses was $1.6 million, or 1.63% of total loans, including loans held for sale, at December 31, 2015, compared to $1.6 million, or 1.77% of total loans, at June 30, 2015. The decrease in the provision for loan losses in the six months ended December 31, 2015, compared to the six months ended December 31, 2014, was due primarily to the continued overall low level of delinquent and nonperforming loans and net loan charge-offs in the 2015 period. Total nonperforming loans were $1.0 million at December 31, 2015, compared to $1.2 million at December 31, 2014. Classified loans totaled $1.8 million at December 31, 2015, compared to $1.3 million at December 31, 2014, and total loans past due greater than 30 days were $704,000 and $315,000 at those respective dates. The Company had net recoveries totaling $5,000 for the six months ended December 31, 2015, compared to net recoveries of $6,000 for the six months ended December 31, 2014. As a percentage of nonperforming loans, the allowance for loan losses was 158.4% at December 31, 2015, compared to 130.1% at December 31, 2014. The provisions for loan losses in the six months ended December 31, 2015 and 2014 were attributable primarily to estimated losses recognized on certain impaired loans, as well as the Company’s overall growth in loans and the change in the loan product mix, as the Company continued its efforts to diversify the loan portfolio from its traditional focus on one-to four-family residential loans.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover probable incurred losses in the loan portfolio at December 31, 2015 and 2014. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income increased $17,000, or 16.2%, to $122,000 for the six months ended December 31, 2015 from $105,000 for the six months ended December 31, 2014. The increase was primarily due to a $25,000 increase in gain on sale of loans, due primarily to an increase in sales volume period-to-period, which was partially offset by an $18,000 decrease in gains on sales of foreclosed assets.

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-Interest Expense. Non-interest expense increased $249,000, or 21.6%, to $1.4 million for the six months ended December 31, 2015 compared to $1.2 million for the six months ended December 31, 2014. The increase was primarily attributable to an increase of $94,000, or 13.6%, in salaries, employee benefits and director’s fees expense, a $68,000 or 54.4%, increase in professional services, a $23,000, or 34.8%, increase in occupancy and equipment and a $26,000, or 65.0%, increase in data processing. The increase in salaries and benefits expense was attributable to an increase in staffing levels as the Company increased its staff by three full-time equivalent positions period-to-period, normal merit increases and the $29,000 incremental expense associated with the ESOP. The increase in professional services resulted primarily from costs related to the reporting requirements of a public company. The increase in occupancy and equipment was due primarily to expense associated with the new branch office location, which opened in September 2015. The increase in data processing was due primarily to a nonrecurring credit received from the data processing provider in the 2014 period as a refund of excessive billings in preceding periods, coupled with the overall growth in loans and deposits and new product offerings period-to-period.

Non-interest expense can be expected to increase because of costs associated with possible implementation of one or more stock-based benefit plans, if approved by our stockholders.

Federal Income Taxes. The Company did not record federal income taxes in the six-month period ended December 31, 2015, primarily as a result of the net operating loss carryforward available as well as the full impairment valuation allowance maintained on the Company’s deferred tax assets. Management evaluated the deferred tax asset based upon a projection of future operating results and determined that a full impairment valuation allowance was required at both December 31, 2015 and 2014. The Company has a total valuation allowance on its net deferred tax asset of $2.1 million at December 31, 2015. The deferred tax asset will only be recognized in future periods when it is more likely than not that the net deferred tax asset can be realized, primarily through the generation of sustainable taxable income.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities, sales or calls of securities. We also have the ability to borrow from the FHLB. At December 31, 2015, we had the capacity to borrow approximately $29.3 million from the FHLB and have an additional $10.0 million on a line of credit with the FHLB. At December 31, 2015, we had $23.1 million outstanding in FHLB advances.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments, including interest-bearing demand deposits. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $186,000 and $(1.3 million) for the six months ended December 31, 2015 and 2014, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay-downs on mortgage-backed securities, was $7.5 million and $8.1 million for the six months ended December 31, 2015 and 2014, respectively. During the six months ended December 31, 2015 and 2014, we did not purchase or sell any securities designated as available for sale. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, and in the 2014 period included the proceeds from stock subscriptions held in escrow, was $11.9 million and $7.7 million for the six months ended December 31, 2015 and 2014, respectively. These funding increases also reflected our strategy of borrowing at lower interest rates to fund loan originations.

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments.

At December 31, 2015, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $14.2 million, or 12.1% of average assets, which is above the well-capitalized required level of $5.9 million, or 5.0%; and total risk-based capital of $15.1 million, or 21.4% of risk-weighted assets, which is above the well-capitalized required level of $7.1 million, or 10.0%. Accordingly, the Bank met the capital requirements to be deemed well capitalized at December 31, 2015.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At December 31, 2015, we had outstanding commitments to originate loans of $6.3 million, including undisbursed funds on construction loans and funds available on undrawn lines of credit. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2015 totaled $27.5 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. At December 31, 2015, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

ITEM 1A.	Risk Factors

Not applicable.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this report.

(b)	Not applicable.

(c)	There were no issuer repurchases of securities during the period covered by this report.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation of MW Bancorp, Inc. (incorporated by reference to registrant’s Form S-1 filed on September 10, 2014, Exhibit 3.1 (File No. 333-198668))

3.2	Bylaws of MW Bancorp, Inc. (incorporated by reference to registrant’s Form S-1 filed on September 10, 2014, Exhibit 3.2 (File No. 333-198668))

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

MW Bancorp, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MW Bancorp, Inc.

Date:	February 16, 2016	By:	/s/Gregory P. Niesen
Gregory P. Niesen
President and Chief Executive Officer

Date:	February 16, 2016	By:	/s/Julie M. Bertsch
Julie M. Bertsch
Senior Vice President and Chief Financial Officer

