Form 10-Q
period 2016-03-31
MW Bancorp, Inc.
filed 2016-05-16
CIK 1600065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐    No  ☒

As of May 16, 2016, the latest practicable date, 856,163 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

MW Bancorp, Inc.

Part I – Financial Information

Item 1. Financial Statements

MW Bancorp, Inc.
Condensed Consolidated Balance Sheets
March 31, 2016 and June 30, 2015
(In thousands, except share data)

	March 31,	June 30,
	2016	2015
	(Unaudited)
Assets

Cash and due from banks	$143	$88
Interest-bearing demand deposits	8,123	3,577

Cash and cash equivalents	8,266	3,665

Interest-bearing time deposits in other financial institutions	2,100	3,100
Available-for-sale securities	3,673	4,295
Held-to-maturity securities (fair value of $1,121 at March 31, 2016 and $1,480 at June 30, 2015)	1,179	1,551
Loans, net of allowance for loan losses of $1,633 and $1,602	96,937	88,878
Premises and equipment, net	1,093	322
Federal Home Loan Bank stock, at cost	1,164	1,164
Foreclosed assets, net	-	104
Accrued interest receivable	279	245
Company owned life insurance	3,445	3,375
Other assets	367	130
Deferred tax asset	680	-

Total assets	$119,183	$106,829

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand and money market	$25,907	$16,467
Savings	9,734	8,609
Time	44,046	43,448

Total deposits	79,687	68,524

Federal Home Loan Bank advances	22,557	22,360
Other liabilities	480	275

Total liabilities	102,724	91,159

Commitments and Contigent Liabilities	-	-

Shareholders' Equity
Preferred stock - authorized 1,000,000 shares, $0.01 par value, none issued	-	-
Common stock - authorized 30,000,000 shares, $0.01 par value, 876,163 shares issued and outstanding	9	9
Additional paid-in capital	7,400	7,386
Shares acquired by ESOP	(666)	(701)
Retained earnings	9,806	9,067
Accumulated other comprehensive loss	(90)	(91)

Total shareholders' equity	16,459	15,670

Total liabilities and shareholders' equity	$119,183	$106,829

See Notes to Condensed Consolidated Financial Statements

MW Bancorp, Inc.
Condensed Consolidated Statements of Income
For the Three and Nine Months Ended March 31, 2016 and 2015
(In thousands, except share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
	(Unaudited)
Interest Income
Loans, including fees	$936	$808	$2,778	$2,342
Taxable securities	25	23	76	78
Interest-bearing deposits	40	33	104	87

Total interest income	1,001	864	2,958	2,507

Interest Expense
Deposits	225	173	655	523
Federal Home Loan Bank advances	83	74	249	212

Total interest expense	308	247	904	735

Net Interest Income	693	617	2,054	1,772

Provision for Loan Losses	-	5	13	35

Net Interest Income After Provision for Loan Losses	693	612	2,041	1,737

Noninterest Income
Gain on sale of loans	121	12	173	39
Gain (loss) on sale of foreclosed assets, net	21	(3)	21	15
Income from Bank owned life insurance	24	22	70	69
Other operating	9	8	33	21

Total noninterest income	175	39	297	144

Noninterest Expense
Salaries, employee benefits and directors fees	517	331	1,301	1,021
Occupancy and equipment	65	36	154	102
Data processing	36	28	102	68
Franchise taxes	32	13	64	51
FDIC insurance premiums	17	12	52	49
Professional services	98	74	291	199
Advertising	5	6	39	28
Office supplies	12	5	38	19
Business entertainment	13	9	35	25
Other	84	74	203	177

Total noninterest expense	879	588	2,279	1,739

Income (Loss) Before Federal Income Tax Benefit	(11)	63	59	142

Federal Income Tax Benefit	(680)	-	(680)	-

Net Income	$669	$63	$739	$142

Earnings per share - basic and diluted	$0.83	N/A	$0.92	N/A

Weighted-average shares outstanding - basic and diluted	809,574	-	807,242	-

See Notes to Condensed Consolidated Financial Statements

MW Bancorp, Inc.
Condensed Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended March 31, 2016 and 2015
(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
	(Unaudited)
Net income	$669	$63	$739	$142

Other comprehensive income:
Unrealized holding gains (losses) on securities available for sale	17	1	(2)	6

Amortization of net unrealized holding loss on held-to-maturity securities	3	4	3	8

Net unrealized gains	20	5	1	14
Tax effect	-	-	-	-
Total other comprehensive income	20	5	1	14

Comprehensive income	$689	$68	$740	$156

See Notes to Condensed Consolidated Financial Statements

MW Bancorp, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
For the Nine Months Ended March 31, 2016 and 2015
(In thousands)

Nine Months Ended March 31, 2016

					Accumulated
		Additional	Shares		Other
	Common	Paid-in	Acquired	Retained	Comprehensive	Total
	Stock	Capital	by ESOP	Earnings	Income (Loss)	Equity
	(Unaudited)

Beginning balance	$9	$7,386	$(701)	$9,067	$(91)	$15,670

Net income	-	-	-	739	-	739

Amortization of ESOP	-	14	35	-	-	49

Other comprehensive income	-	-	-	-	1	1

Ending balance	$9	$7,400	$(666)	$9,806	$(90)	$16,459

Nine Months Ended March 31, 2015

					Accumulated
		Additional	Shares		Other
	Common	Paid-in	Acquired	Retained	Comprehensive	Total
	Stock	Capital	by ESOP	Earnings	Income (Loss)	Equity
	(Unaudited)

Beginning balance	$-	$-	$-	$8,922	$(93)	$8,829

Proceeds from issuance of common stock	9	7,386	(701)	-	-	6,694

Net income	-	-	-	142	-	142

Other comprehensive income	-	-	-	-	14	14

Ending balance	$9	$7,386	$(701)	$9,064	$(79)	$15,679

See Notes to Condensed Consolidated Financial Statements

MW Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended March 31, 2016 and 2015
(In thousands)

	Nine Months Ended March 31,
	2016	2015
	(Unaudited)
Cash Flows from Operating Activities
Net income	$739	$142
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	82	68
Amortization of premiums and discounts on securities, net	45	70
Accretion of deferred loan origination fees and costs, net	9	(37)
Provision for loan losses	13	35
Gain on sale of loans	(173)	(39)
Proceeds from sales of loans	4,999	1,973
Loans originated for sale	(4,920)	(1,948)
Gain on sale of foreclosed assets	(21)	(15)
Cash surrender value of life insurance	(70)	(69)
ESOP compensation	49	-
Net changes in:
Accrued interest receivable	(34)	(27)
Other assets	(200)	296
Other liabilities	205	(40)
Directors deferred compensation	-	(2,012)
Deferred federal income taxes	(680)	-

Net cash provided by (used in) operating activities	43	(1,603)

Cash Flows from Investing Activities
Net change in interest-bearing deposits in other financial institutions	1,000	898
Proceeds from maturities of available-for-sale securities	-	500
Principal repayments of held-to-maturity securities	367	549
Principal repayments from available-for-sale mortgage-backed securities	583	816
Proceeds from sales of jumbo mortgage loans	5,773	-
Net change in loans	(13,797)	(13,235)
Purchase of premises and equipment	(853)	(25)
Proceeds from sale of foreclosed assets	125	173

Net cash used in investing activities	(6,802)	(10,324)

Cash Flows from Financing Activities
Net change in deposits	11,163	1,495
Proceeds from Federal Home Loan Bank advances	2,000	14,500
Repayment of Federal Home Loan Bank advances	(1,803)	(10,293)
Proceeds from issuance of common stock	-	6,694

Net cash provided by financing activities	11,360	12,396

Net Change in Cash and Cash Equivalents	4,601	469

Beginning Cash and Cash Equivalents	3,665	4,470

Ending Cash and Cash Equivalents	$8,266	$4,939

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and borrowings	$901	$729

Supplemental Disclosure of Noncash Investing Activities
Transfers from loans to foreclosed assets	$-	$78
Transfers from loans to loans held for sale	$5,713	$-

See Notes to Condensed Consolidated Financial Statements

MW Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1:	Basis of Presentation

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

The accompanying unaudited condensed consolidated balance sheet of MW Bancorp as of June 30, 2015, which has been derived from audited financial statements, and unaudited condensed consolidated financial statements of MW Bancorp as of March 31, 2016 and for the three and nine months ended March 31, 2016 and 2015, were prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of MW Bancorp as of and for the year ended June 30, 2015 included in MW Bancorp’s Form 10-K. Reference is made to the accounting policies of MW Bancorp described in the Notes to the Financial Statements contained in the Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included to present fairly the financial position as of March 31, 2016 and the results of operations and cash flows for the three and nine months ended March 31, 2016 and 2015. All interim amounts have not been audited and the results of operations for the three and nine months ended March 31, 2016, herein are not necessarily indicative of the results of operations to be expected for the entire fiscal year.

Principles of Consolidation

The consolidated financial statements as of and for the periods ended March 31, 2016 and 2015, include MW Bancorp, Inc. and its wholly owned subsidiary, Watch Hill Bank, together referred to as “the Company,” “we,” “us,” or “our.” Intercompany transactions and balances have been eliminated in consolidation. References herein to the “Company” for periods prior to the January 29, 2015 completion of the stock conversion should be deemed to refer to the “Bank”.

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

Note 2:	Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale Securities:
March 31, 2016
U. S. Government agency bonds	$499	$1	$-	$500
Mortgage-backed securities of U.S. government sponsored entities - residential	3,162	24	(13)	3,173

	$3,661	$25	$(13)	$3,673

June 30, 2015
U. S. Government agency bonds	$498	$-	$(5)	$493
Mortgage-backed securities of U.S. government sponsored entities - residential	3,783	23	(4)	3,802

	$4,281	$23	$(9)	$4,295

MW Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Held-to-maturity Securities:
March 31, 2016
Mortgage-backed securities of U.S. government sponsored entities - residential	$1,179	$-	$(58)	$1,121

June 30, 2015
Mortgage-backed securities of U.S. government sponsored entities - residential	$1,551	$-	$(71)	$1,480

The amortized cost and fair value of available-for-sale and held-to-maturity securities at March 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2016
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
U. S. Government agency bonds - Due in more than 10 years	$499	$500	$-	$-
Mortgage-backed securities of U.S. government sponsored entities - residential - not due at a single maturity date	3,162	3,173	1,179	1,121

	$3,661	$3,673	$1,179	$1,121

The Company had no sales of investment securities during the three- and nine-month periods ended March 31, 2016 and 2015.

The Company had pledged $2.0 million and $1.1 million of its investment securities at March 31, 2016 and June 30, 2015, respectively.

At March 31, 2016 and June 30, 2015, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of the Company’s equity.

MW Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

On August 1, 2013, the Company reclassified its collateralized mortgage obligation portfolio to held-to-maturity from available-for sale because management intends to hold these securities to maturity. The securities had a total amortized cost of $2.925 million and a corresponding fair value of $2.894 million. The gross unrealized loss on these securities at the date of transfer was $31,000. The unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive loss and is being amortized over the remaining lives of the securities as an adjustment to the yield. The amortization of the remaining holding loss reported in accumulated other comprehensive loss will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of this loss was $15,000 at March 31, 2016.

The following tables show the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2016 and June 30, 2015:

	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
March 31, 2016
Available-for-sale Securities:
Mortgage-backed securities of U.S. sponsored entities - residential	$304	$(6)	$501	$(7)	$805	$(13)

Held-to-maturity Securities:
Mortgage-backed securities - of U.S. sponsored entities - residential	-	-	1,121	(58)	1,121	(58)

	$304	$(6)	$1,622	$(65)	$1,926	$(71)
June 30, 2015
Available-for-sale Securities:
U.S. Government agencies	$493	$(5)	$-	$-	$493	$(5)

Mortgage-backed securities of U.S. sponsored entities - residential	-	-	579	(4)	579	(4)

Held-to-maturity Securities:
Mortgage-backed securities - of U.S. sponsored entities - residential	-	-	1,480	(71)	1,480	(71)

	$493	$(5)	$2,059	$(75)	$2,552	$(80)

MW Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Other-than-temporary Impairment

At March 31, 2016 and June 30, 2015, all of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not have the intent, and it is likely that it will not be required, to sell these mortgage-backed securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2016 and June 30, 2015.

Note 3:	Loans and Allowance for Loan Losses

Loans at March 31, 2016 and June 30, 2015 include:

	March 31,	June 30,
	2016	2015
	(In thousands)
Real estate loans
One- to four-family residential	$65,843	$65,170
Multi-family residential	7,582	6,221
Commercial	20,007	15,908
Construction	4,678	3,041
Consumer and other	403	93

Total loans	98,513	90,433

Less:
Net deferred loan costs	(57)	(47)
Allowance for loan losses	1,633	1,602

Net loans	$96,937	$88,878

MW Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three and nine months ended March 31, 2016 and the recorded investment in loans and impairment method as of March 31, 2016:

	Real Estate
	1-4 Family	1-4 Family
	Owner	Non-Owner	Multi-
	Occupied	Occupied	family	Commercial	Construction	Consumer	Total
	(In thousands)
Three Months Ended March 31, 2016
Allowance for loan losses:
Balance, January 1, 2016	$1,164	$279	$1	$116	$60	-	$1,620
Provision for loan losses	(119)	(11)	20	86	25	(1)	-
Charge-offs	-	-	-	-	-	-	-
Recoveries	12	-	-	-	-	1	13

Balance, March 31, 2016	$1,057	$268	$21	$202	$85	$-	$1,633

Nine Months Ended March 31, 2016
Allowance for loan losses:
Balance, July 1, 2015	$1,130	$287	$3	$124	$58	$-	$1,602
Provision for loan losses	(87)	(19)	18	78	27	(4)	13
Charge-offs	-	-	-	-	-	-	-
Recoveries	14	-	-	-	-	4	18

Balance, March 31, 2016	$1,057	$268	$21	$202	$85	$-	$1,633

March 31, 2016
Allowance for loan losses:
Ending balance, individually evaluated for impairment	$99	$49	$-	$-	$-	$-	$148

Ending balance, collectively evaluated for impairment	$958	$219	$21	$202	$85	$-	$1,485

Loans:
Ending balance	$53,946	$11,897	$7,582	$20,007	$4,678	$403	$98,513

Ending balance; individually evaluated for impairment	$1,076	$270	$-	$147	$-	$-	$1,493

Ending balance; collectively evaluated for impairment	$52,870	$11,627	$7,582	$19,860	$4,678	$403	$97,020

MW Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three and nine months ended March 31, 2015:

	Real Estate
	1-4 Family	1-4 Family
	Owner	Non-Owner	Multi-
	Occupied	Occupied	family	Commercial	Construction	Consumer	Total
	(In thousands)
Three Months Ended March 31, 2015
Allowance for loan losses:
Balance, January 1, 2015	$1,105	$282	$2	$145	$39	$-	$1,573
Provision for loan losses	7	24	-	(25)	1	(2)	5
Charge-offs	-	-	-	-	-	-	-
Recoveries	19	-	-	-	-	2	21

Balance, March 31, 2015	$973	$393	$59	$131	$36	$6	$1,599

Nine Months Ended March 31, 2015
Allowance for loan losses:
Balance, July 1, 2014	$1,065	$278	$33	$105	$56	$-	$1,537
Provision for loan losses	43	28	(31)	15	(16)	(4)	35
Charge-offs	(3)	-	-	-	-	-	(3)
Recoveries	26	-	-	-	-	4	30

Balance, March 31, 2015	$1,131	$306	$2	$120	$40	$-	$1,599

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

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of March 31, 2016 and June 30, 2015:

	March 31, 2016
	Real Estate
	1-4 Family	1-4 Family
	Owner	Non-Owner	Multi-
	Occupied	Occupied	family	Commercial	Construction	Consumer	Total
	(In thousands)
Pass	$52,897	$11,209	$7,582	$20,007	$4,678	$403	$96,776
Special mention	-	-	-	-	-	-	-
Substandard	1,049	688	-	-	-	-	1,737
Doubtful	-	-	-	-	-	-	-

Total	$53,946	$11,897	$7,582	$20,007	$4,678	$403	$98,513

	June 30, 2015
	Real Estate
	1-4 Family	1-4 Family
	Owner	Non-Owner	Multi-
	Occupied	Occupied	family	Commercial	Construction	Consumer	Total
	(In thousands)
Pass	$52,668	$10,659	$6,221	$15,908	$3,041	$93	$88,590
Special mention	-	-	-	-	-	-	-
Substandard	1,127	716	-	-	-	-	1,843
Doubtful	-	-	-	-	-	-	-

Total	$53,795	$11,375	$6,221	$15,908	$3,041	$93	$90,433

The Company has a portfolio of loans designated as subprime, defined as those loans made to borrowers with a credit score below 660. These loans are primarily secured by 1-4 family real estate, including both owner-occupied and non-owner-occupied properties. Subprime loans totaled $6.4 million and $7.8 million at March 31, 2016 and June 30, 2015, respectively. The decrease was due primarily to updated credit reviews of borrowers in the portfolio who no longer met the criteria for subprime credit status.

MW Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the past year.

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of March 31, 2016 and June 30, 2015:

	March 31, 2016
							Total Loans >
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
	(In thousands)
Real estate
1-4 family owner-occupied	$-	$13	$-	$13	$53,933	$53,946	$-
1-4 family non-owner occupied	-	-	-	-	11,897	11,897	-
Multi-family residential	-	-	-	-	7,582	7,582	-
Commercial	-	-	-	-	20,007	20,007	-
Construction	-	-	-	-	4,678	4,678	-
Consumer and other	-	-	-	-	403	403	-

Total	$-	$13	$-	$13	$98,500	$98,513	$-

	June 30, 2015
							Total Loans >
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
	(In thousands)
Real estate
1-4 family owner-occupied	$223	$-	$87	$310	$53,485	$53,795	$-
1-4 family non-owner occupied	-	-	-	-	11,375	11,375	-
Multi-family residential	-	-	-	-	6,221	6,221	-
Commercial	-	-	-	-	15,908	15,908	-
Construction	-	-	-	-	3,041	3,041	-
Consumer and other	-	-	-	-	93	93	-

Total	$223	$-	$87	$310	$90,123	$90,433	$-

A loan is considered impaired when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming multi-family and commercial loans, but also include loans modified in troubled debt restructurings.

MW Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents impaired loan information as of and for the three and nine months ended March 31, 2016:

				For the Three Months Ended		For the Nine Months Ended
	As of March 31, 2016			March 31, 2016		March 31, 2016
		Unpaid	Allowance for Loan	Average	Interest	Average	Interest
	Recorded Investment	Principal Balance	Losses Allocated	Recorded Investment	Income Recognized	Recorded Investment	Income Recognized
	(In thousands)
Loans with no related allowance recorded:
Real estate
1-4 family owner-occupied	$703	$894	$-	$712	$5	715	$13
1-4 family non-owner occupied	122	151	-	123	-	126	-
Multi-family residential	-	-	-	-	-	-	-
Commercial	147	162	-	148	3	150	8
Construction	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-

Loans with an allowance recorded:
Real estate
1-4 family owner-occupied	373	454	99	377	-	386	-
1-4 family non-owner occupied	148	183	49	149	-	152	-
Multi-family residential	-	-	-	-	-	-	-
Commercial	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-

Totals	$1,493	$1,844	$148	$1,509	$8	$1,529	$21

MW Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents impaired loan information as of June 30, 2015 and for the three and nine months ended March 31, 2015:

				For the Three Months Ended		For the Nine Months Ended
	As of June 30, 2015			March 31, 2015		March 31, 2015
		Unpaid	Allowance for Loan	Average	Interest	Average	Interest
	Recorded Investment	Principal Balance	Losses Allocated	Recorded Investment	Income Recognized	Recorded Investment	Income Recognized
	(In thousands)
Loans with no related allowance recorded:
Real estate
1-4 family owner-occupied	$762	$937	$-	$983	$-	$1,061	$-
1-4 family non-owner occupied	72	89	-	95	-	93	-
Multi-family residential	-	-	-	-	-	-	-
Commercial	153	168	-	155	-	155	-
Construction	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-

Loans with an allowance recorded:
Real estate
1-4 family owner-occupied	532	596	134	555	-	559	-
1-4 family non-owner occupied	218	255	70	225	-	228	-
Multi-family residential	-	-	-	-	-	-	-
Commercial	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-

Totals	$1,737	$2,045	$204	$2,013	$-	$2,096	$-

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

MW Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the Company’s nonaccrual loans at March 31, 2016 and June 30, 2015. The table excludes performing troubled debt restructurings.

	March 31,	June 30,
	2016	2015
	(In thousands)
Real estate
1-4 family owner-occupied	$719	$795
1-4 family non-owner occupied	269	290
Multi-family residential	-	-
Commercial	-	-
Construction	-	-
Consumer and other	-	-

Total nonaccrual	$988	$1,085

At March 31, 2016 and June 30, 2015, the Company had certain loans that were modified in troubled debt restructurings and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan. The Company had loans modified in a troubled debt restructuring totaling $1.1 million at both March 31, 2016 and June 30, 2015. Troubled debt restructured loans had specific allowances totaling $83,000 and $115,000 at March 31, 2016 and June 30, 2015, respectively. At March 31, 2016, the Company had no commitments to lend additional funds to borrowers with troubled debt restructured loans.

No loans were modified as troubled debt restructurings during either the three or nine months ended March 31, 2016 or 2015.

The Company had no troubled debt restructurings modified during the twelve months ended March 31, 2016 or 2015 that subsequently defaulted during the nine-month periods ended March 31, 2016 or 2015. A troubled debt restructured loan is considered to be in payment default once it is 30 days contractually past due under the loan’s modified terms.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total capital, Tier I capital and Common Equity (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to total average assets (as defined). Management believes, as of March 31, 2016 and June 30, 2015, that the Bank met all capital adequacy requirements to which it is subject.

As of March 31, 2016 and June 30, 2015, the Bank met the capital requirements to be deemed well capitalized under the regulatory framework for prompt corrective action. Management believes the Bank still meets those requirements.

MW Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2016
Total Capital
(to Risk-Weighted Assets)	$14,523	19.6%	$5,938	8.0%	$7,423	10.0%

Tier I Capital
(to Risk-Weighted Assets)	$13,578	18.3%	$4,454	6.0%	$5,938	8.0%

Common Equity Tier 1 Capital
(to Risk-Weighted Assets)	$13,578	18.3%	$3,340	4.5%	$4,825	6.5%

Tier I Capital
(to Average Assets)	$13,578	11.5%	$4,707	4.0%	$5,884	5.0%

As of June 30, 2015
Total Capital
(to Risk-Weighted Assets)	$14,834	23.1%	$5,140	8.0%	$6,425	10.0%

Tier I Capital
(to Risk-Weighted Assets)	$14,021	21.8%	$3,855	6.0%	$5,140	8.0%

Common Equity Tier 1 Capital
(to Risk-Weighted Assets)	$13,930	24.6%	$2,891	4.5%	$4,176	6.5%

Tier I Capital
(to Average Assets)	$14,021	13.7%	$4,089	4.0%	$5,112	5.0%

MW Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 5:	Disclosures about Fair Value of Assets and Liabilities

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

Recurring Measurements

The following table presents the fair value measurement of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2016 and June 30, 2015:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2016
U. S. Government agency bonds	$500	$-	$500	$-
Mortgage-backed securities of U.S. government sponsored entities - residential	3,173	-	3,173	-

	$3,673	$-	$3,673	$-

June 30, 2015
U. S. Government agency bonds	$493	$-	$493	$-
Mortgage-backed securities of U.S. government sponsored entities - residential	3,802	-	3,802	-

	$4,295	$-	$4,295	$-

MW Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There were no assets classified within Level 3 of the fair value hierarchy measured on a recurring basis. There were no transfers between Level 1 and Level 2 during the periods ended March 31, 2016 and 2015.

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

Nonrecurring Measurements

The following table presents fair value measurements of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which fair value measurements fall at March 31, 2016 and June 30, 2015:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2016
Impaired loans - residential
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

Appraisals for collateral-dependent impaired loans are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of management reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources, such as recent market data or industry-wide statistics.

MW Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements:

	Fair Value at March 31, 2016	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(In thousands)
Impaired loans (collateral dependent) - one-to-four family owner occupied residential real estate	$274	Sales comparison approach	Adjustment for differences between the comparable real estate sales	10%

Impaired loans (collateral dependent) - one-to-four family non-owner occupied residential real estate	$99	Sales comparison approach	Adjustment for differences between the comparable real estate sales	10%

	Fair Value at June 30, 2015	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(In thousands)
Impaired loans (collateral dependent) - one-to-four family owner occupied residential real estate	$270	Sales comparison approach	Adjustment for differences between the comparable real estate sales	10%

Impaired loans (collateral dependent) - one-to-four family non-owner occupied residential real estate	$148	Sales comparison approach	Adjustment for differences between the comparable real estate sales	10%

Foreclosed assets	$104	Sales comparison approach	Estimated selling costs	10%

MW Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2016 and June 30, 2015.

		Fair Value Measurement Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
March 31, 2016
Financial assets
Cash and cash equivalents	$8,266	$8,266	$-	$-	$8,266
Interest-bearing time deposits	2,100	2,100	-	-	2,100
Held-to-maturity securities	1,179	-	1,121	-	1,121
Loans	96,937	-	96,341	-	96,341
Federal Home Loan Bank stock	1,164	n/a	n/a	n/a	n/a
Accrued interest receivable	279	-	279	-	279
Financial liabilities
Deposits	79,687	35,641	44,435	-	80,076
Federal Home Loan Bank advances	22,557	-	23,194	-	23,194
Accrued interest payable	34	-	34	-	34

June 30, 2015
Financial assets
Cash and cash equivalents	$3,665	$3,665	$-	$-	$3,665
Interest-bearing time deposits	3,100	-	3,100	-	3,100
Held-to-maturity securities	1,551	-	1,480	-	1,480
Loans	88,878	-	-	89,561	89,561
Federal Home Loan Bank stock	1,164	n/a	n/a	n/a	n/a
Accrued interest receivable	245	-	245	-	245
Financial liabilities
Deposits	68,524	25,076	43,112	-	68,188
Federal Home Loan Bank advances	22,360	-	21,692	-	21,692
Accrued interest payable	31	-	31	-	31

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

Note 6:	Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component, net of tax, for the three and nine months ended March 31, 2016 and 2015 are as follows:

		Unrealized
	Unrealized	gains and losses
	gains and losses	on securities
	on available	transferred from
	for sale	available for sale to
	securities	held to maturity	Total
	(In thousands)
Three Months Ended March 31, 2016
Balance, January 1, 2016	$(92)	$(18)	$(110)

Other comprehensive income	17	-	17

Accretion of unrealized losses on securities transferred from available for sale to held to maturity recognized in other comprehensive income	-	3	3

Net current period other comprehensive income	17	3	20

Balance, March 31, 2016	$(75)	$(15)	$(90)

Three Months Ended March 31, 2015
Balance, January 1, 2015	$(62)	$(22)	$(84)

Other comprehensive income	1	-	1

Accretion of unrealized losses on securities transferred from available for sale to held to maturity recognized in other comprehensive income	-	4	4

Net current period other comprehensive income	1	4	5

Balance, March 31, 2015	$(61)	$(18)	$(79)

MW Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

		Unrealized
	Unrealized	gains and losses
	gains and losses	on securities
	on available	transferred from
	for sale	available for sale to
	securities	held to maturity	Total
	(In thousands)
Nine Months Ended March 31, 2016
Balance, July 1, 2015	$(73)	$(18)	$(91)

Other comprehensive income	(2)	-	(2)

Accretion of unrealized losses on securities transferred from available for sale to held to maturity recognized in other comprehensive income	-	3	3

Net current period other comprehensive income	(2)	3	1

Balance, March 31, 2016	$(75)	$(15)	$(90)

Nine Months Ended March 31, 2015
Balance, July 1, 2014	$(67)	$(26)	$(93)

Other comprehensive income	6	-	6

Accretion of unrealized losses on securities transferred from available for sale to held to maturity recognized in other comprehensive income	-	8	8

Net current period other comprehensive income	6	8	14

Balance, March 31, 2015	$(61)	$(18)	$(79)

There were no material items reclassified from accumulated other comprehensive loss to the statements of income for the three- and nine-month periods ended March 31, 2016 and 2015.

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

MW Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Earnings per share for the three months ended March 31, 2016 was $0.83, calculated using 876,163 shares issued, less 66,589 unallocated shares held by the ESOP. Earnings per share for the nine months ended March 31, 2016 was $0.92, calculated using 876,163 shares issued, less 68,921 unallocated shares held by the ESOP. The Company had no dilutive or potentially dilutive securities at March 31, 2016.

Earnings per share disclosures are not applicable to the three-and nine-month periods ended March 31, 2015, because the Company did not complete the conversion to stock form until January 29, 2015.

Note 8:	Employee Stock Ownership Plan

As part of the Company’s stock conversion, shares were purchased by the ESOP with a loan from MW Bancorp. All employees of the Bank meeting certain tenure requirements are entitled to participate in the ESOP. Compensation expense related to the ESOP was $13,000 and $42,000 for the three- and nine-month periods ended March 31, 2016, respectively. Compensation expense related to the ESOP was $12,000 for both the three- and nine-month periods ended March 31, 2015.

A summary of the unallocated share activity of the Bank’s ESOP for the nine months ended March 31, 2016 and 2015 is as follows:

	2016	2015

Balance, beginning of period	70,093	-

New share purchases	-	70,093

Shares released to participants	-	-

Shares allocated to participants	(3,504)	-

Balance, end of period	66,589	70,093

The stock price at the formation date was $10.00. The aggregate fair value of the 66,589 unallocated shares was $985,000 based on the $14.79 closing price (OTC Markets) of MW Bancorp’s common stock on March 31, 2016.

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

FASB ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities was issued in January 2016. For public business entities, the amendments in this update include the elimination of the requirement to disclose the method(s) and significant assumptions used to estimate fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, the requirement to use the exit price notion when measuring fair value of financial instruments for disclosure purposes, the requirement to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, the requirement for separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or accompanying notes to the financial statements, and the amendments clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets.

For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities, the guidance is effective for fiscal years beginning after December 15, 2018 and for interim periods within fiscal years beginning after December 15, 2019. Early adoption of the amendments in this update is not permitted, except that early application by public business entities to financial statements of fiscal years or interim periods that have not yet been issued or, by all other entities, that have not yet been made available for issuance are permitted as of the beginning of the fiscal year of adoption for the following amendment: An entity should present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk if the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. An entity should apply the amendments to this update by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. Management is currently evaluating the impact of adopting this guidance on the Company’s financial statements.

MW Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

FASB ASU 2016-02, Leases, was issued in February 2016. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

●	A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and

●	A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers.

The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing.

Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). For non-public entities, the guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for all entities.

Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. Management is currently evaluating the impact of adopting this guidance on the Company’s financial statements.

Note 11:	Change in Corporate Form

On January 29, 2015, the Bank converted into a stock savings bank structure with the establishment of a stock holding company, MW Bancorp, Inc., a Maryland corporation, as parent of the Bank.

The Bank converted to the stock form of ownership, followed by the issuance of all of the Bank’s outstanding stock to the Company. Pursuant to the Plan, the Bank determined the total offering value and number of shares of common stock based upon an independent appraiser’s valuation. The stock was priced at $10.00 per share. In addition, the Bank’s Board of Directors adopted the ESOP, which subscribed for 8% of the common stock sold in the offering. Proceeds from the sale of shares totaled $8.8 million. The costs of issuing the common stock were deducted from the sales proceeds of the offering.

MW Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition at March 31, 2016 and results of operations for the three and nine months ended March 31, 2016 and 2015, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on

Form 10-Q.

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

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company,” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

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

Deferred Tax Assets. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax asset will not be realized. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Determining the proper valuation allowance for deferred taxes is critical in properly valuing the deferred tax asset and the related recognition of income tax expense or benefit. At March 31, 2016 and June 30, 2015, our deferred tax asset was reduced by a valuation allowance totaling $1.4 million and $2.1 million, respectively. The valuation allowance at June 30, 2015, represented full valuation allowance applied to our net deferred tax asset. During the quarter ended March 31, 2016, the Company recorded a $680,000 reduction to the valuation allowance based primarily on a projection of future operating results.

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

Comparison of Financial Condition at March 31, 2016 and June 30, 2015

Total Assets. Total assets were $119.2 million at March 31, 2016, an increase of $12.4 million, or 11.6%, over the $106.8 million total at June 30, 2015. The increase was primarily comprised of an $8.1 million increase in net loans and a $4.6 million increase in cash and cash equivalents, which were partially offset by a decrease in interest-bearing deposits in other financial institutions of $1.0 million.

Net Loans. Net loans increased by $8.1 million, or 9.1%, to $96.9 million at March 31, 2016 compared to June 30, 2015. During the nine months ended March 31, 2016, we originated $36.9 million of loans, which represented approximately 40.8% of our total loan portfolio at June 30, 2015. These new loan originations were comprised primarily of $23.8 million of one- to four-family residential real estate loans, $5.5 million of commercial real estate loans, $4.3 million of construction loans and $2.9 of multi-family residential real estate loans. During the nine months ended March 31, 2016, we originated and sold $4.9 million of loans in the secondary market. In addition, certain jumbo mortgage loans totaling $5.7 million were transferred from the loan portfolio to the loans held for sale classification and sold to another financial institution.

During the nine months ended March 31, 2016, one- to four-family residential real estate loans increased $673,000, or 1.0%, to $65.8 million at March 31, 2016, from $65.2 million at June 30, 2015; commercial real estate loans increased $4.1 million, or 25.8%, to $20.0 million at March 31, 2016; multi-family residential real estate loans increased $1.4 million, or 21.9%, to $7.6 million at March 31, 2016; and construction loans increased $1.6 million, or 53.8%, to $4.7 million at March 31, 2016.

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

During the latter part of fiscal 2013, we initiated a program to sell certain fixed-rate, 30-year term mortgage loans in the secondary market. We have sold loans on both a servicing released and servicing retained basis, in transactions with the Federal Home Loan Bank-Cincinnati (“FHLB”), through its mortgage purchase program, and other investors. We sold $4.9 million of loans in the nine months ended March 31, 2016. Total loans sold with servicing retained totaled $12.8 million at March 31, 2016. In December 2015, management elected to sell a participating interest in certain jumbo mortgage loans secured by one- to four-family residential real estate. The decision was predicated primarily upon management’s strategy to mitigate risk by reducing the Company’s investment in this loan segment and to increase the Company’s liquidity levels. Accordingly, $5.7 million of such loans were transferred to loans held for sale and sold during the three months ended March 31, 2016. Management intends to continue these sales activities in future periods.

Interest Bearing Deposits in Other Financial Institutions. Interest-bearing time deposits in other financial institutions decreased by $1.0 million, or 32.3%, to a total of $2.1 million at March 31, 2016, compared to $3.1 million at June 30, 2015, due to maturities of these deposits. Management began to invest in certificates of deposit during the year ended June 30, 2013, to increase the yield on liquid assets beyond the rates available in overnight funds. As these deposits matured, the proceeds have been used primarily to fund new loan originations.

Investment Securities. Investment securities decreased $994,000, or 17.0%, to $4.9 million at March 31, 2016 from $5.8 million at June 30, 2015. The decrease consisted primarily of principal repayments on mortgage-backed securities during the nine months ended March 31, 2016.

The yield on our investment securities increased to 1.89% for the nine months ended March 31, 2016, compared to 1.56% for the nine months ended March 31, 2015. At March 31, 2016, investment securities classified as available-for-sale and held-to-maturity consisted of government agency securities and government-sponsored mortgage-backed securities.

Premises and Equipment, net. Premises and equipment increased $771,000, or 239.4%, to $1.1 million at March 31, 2016. The increase was due primarily to both leasehold improvement costs and the purchase of a tract of land to construct a drive-through facility for the Company’s second full-service office location which opened in September 2015.

Foreclosed Assets. The Company had no foreclosed assets at March 31, 2016, compared to $104,000 at June 30, 2015. The Company sold its only remaining parcel of foreclosed property during the three months ended March 31, 2016.

Deferred Tax Asset. The Company’s deferred tax asset totaled $680,000 at March 31, 2016. The Company had maintained a full impairment valuation allowance on its deferred tax asset in the prior quarters of the current fiscal year and at June 30, 2015. Gross deferred tax assets totaled $2.1 million at both March 31, 2016 and June 30, 2015. The Company reduced the valuation allowance on its deferred tax asset at March 31, 2016, based primarily on projections of future operating results. The valuation allowance totaled $1.4 million at March 31, 2016.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Deposits. Deposits increased by $11.2 million, or 16.3%, to $79.7 million at March 31, 2016, from $68.5 million at June 30, 2015. Our core deposits, which consist of all deposit account types except certificates of deposit, increased $10.6 million, or 42.1%, to $35.6 million at March 31, 2016 compared to June 30, 2015. Certificates of deposit increased $598,000, or 1.4%, to $44.0 million at March 31, 2016 from $43.4 million at June 30, 2015. During the nine months ended March 31, 2016, management continued its strategy of pursuing growth in demand accounts and other lower cost core deposits. Demand accounts were first offered by the Company during 2013 and totaled $23.9 million at March 31, 2016. Management intends to continue its efforts to increase core deposits, with a special emphasis on growth in consumer and business demand deposits.

Federal Home Loan Bank Advances. FHLB advances increased $197,000, or 0.9%, to $22.6 million at March 31, 2016 from $22.4 million at June 30, 2015. Management has pursued a strategy of periodically increasing these advances to take advantage of this low-cost source of funding during the low interest rate environment to grow the Company’s loan portfolio. The aggregate cost of these advances was 1.46% at March 31, 2016, compared to the Company’s cost of deposits of 1.12% at that date.

Shareholders’ Equity. Total shareholders’ equity increased $789,000, or 5.0%, to $16.5 million at March 31, 2016 compared to June 30, 2015. The increase was primarily attributable to net income of $739,000 for the nine months ended March 31, 2016 and a $49,000 increase for allocation of ESOP shares.

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2016 and 2015

General. Net income for the three months ended March 31, 2016 was $669,000, compared to $63,000 for the three months ended March 31, 2015, an increase of $606,000. The increase in net income was primarily due to a $76,000 increase in net interest income, a $5,000 decrease in the provision for loan losses, a $136,000 increase in noninterest income and a $680,000 decrease in federal income taxes, which were partially offset by a $291,000 increase in noninterest expenses.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2016			2015
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$96,990	$936	3.86%	$80,164	$808	4.03%
Investment securities	5,016	25	1.99%	6,080	23	1.51%
Other interest-earning assets (1)	12,571	40	1.27%	7,380	33	1.79%
Total interest-earning assets	114,577	1,001	3.49%	93,624	864	3.69%
Non-interest-earning assets	5,405			4,970
Allowance for loan losses	(1,623)			(1,585)
Total assets	$118,359			$97,009

Interest-bearing liabilities:
Interest-bearing demand	$20,836	54	1.04%	$6,239	11	0.71%
Money market accounts	2,756	3	0.44%	2,699	4	0.59%
Savings accounts	9,402	9	0.38%	9,191	6	0.26%
Certificates of deposit	43,590	159	1.46%	42,360	152	1.44%
Total deposits	76,584	225	1.18%	60,489	173	1.14%
FHLB advances	22,737	83	1.46%	19,868	74	1.49%
Total interest-bearing liabilities	99,321	308	1.24%	80,357	247	1.23%
Non-interest-bearing liabilities	2,580			4,348
Total liabilities	101,901			84,705
Equity	16,458			12,304
Total liabilities and equity	$118,359			$97,009

Net interest income		$693			$617
Net interest rate spread (2)			2.25%			2.46%
Net interest-earning assets (3)	$15,256			$13,267
Net interest margin (4)			2.42%			2.64%
Average interest-earning assets to interest-bearing liabilities	115.36%			116.51%

(1)	Consists of stock in the FHLB and interest bearing demand and time deposits in other banks.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Interest Income. Interest income increased $137,000, or 15.9%, to $1.0 million for the three months ended March 31, 2016 from $864,000 for the three months ended March 31, 2015. This increase was primarily attributable to a $128,000 increase in interest on loans receivable. The average balance of loans during the three months ended March 31, 2016 increased by $16.8 million, or 21.0%, from the balance for the three months ended March 31, 2015. The average yield on loans decreased by 17 basis points to 3.86% for the three months ended March 31, 2016 from 4.03% for the three months ended March 31, 2015. The decrease in average yield on loans was due to the declining interest rate environment, as well as an increase in payoffs of higher interest rate loans, as customers refinanced loans at lower interest rates.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The average balance of investment securities decreased $1.1 million to $5.0 million for the three months ended March 31, 2016 from $6.1 million for the three months ended March 31, 2015, while the average yield on investment securities increased by 48 basis points, to 1.99% for the three months ended March 31, 2016 from 1.51% for the three months ended March 31, 2015. Interest income on other interest-earning assets, including certificates of deposit in other financial institutions, increased $7,000, or 21.2%, for the three months ended March 31, 2016, due to an increase in the average balance of $5.2 million period-to-period offset by a decrease in the average yield of 52 basis points, to 1.27% for the three months ended March 31, 2016. Interest income on other interest-earning assets includes recognition of $13,000 of a $120,000 Bank Enterprise Award the Company received during fiscal 2015 from the U.S. Government-sponsored Community Development Financial Institutions Fund (“CDFI”) based on certificates of deposit placed with qualifying financial institutions participating in the program. The award is being accreted into interest income over the remaining term of the certificates of deposit, and will result in recognition of interest income totaling approximately $13,000 per quarter over the next three quarters.

Interest Expense. Total interest expense increased $61,000, or 24.7%, to $308,000 for the three months ended March 31, 2016, from $247,000 for the three months ended March 31, 2015. Interest expense on deposit accounts increased $52,000, or 30.1%, to $225,000 for the three months ended March 31, 2016, from $173,000 for the three months ended March 31, 2015. The increase was primarily due to an increase of $16.1 million, or 26.6%, in the average balance of interest-bearing deposits to $76.6 million for the three months ended March 31, 2016, while the average cost of interest-bearing deposits increased by four basis points to 1.18% for the three months ended March 31, 2016 compared to the same quarter in 2015.

Interest expense on FHLB advances increased $9,000, or 12.2%, to $83,000 for the three months ended March 31, 2016 from $74,000 for the three months ended March 31, 2015. The average balance of advances increased by $2.9 million, or 14.4%, to $22.7 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, while the average cost of these advances decreased by three basis points to 1.46% from 1.49%. As noted above, management elected to increase outstanding advances as a source of low-cost funding.

Net Interest Income. Net interest income increased $76,000, or 12.3%, to $693,000 for the three months ended March 31, 2016, compared to $617,000 for the three months ended March 31, 2015. The increase reflected the increase in average net interest-earning assets of $2.0 million period-to-period, while the interest rate spread decreased to 2.25% for the three months ended March 31, 2016, compared to 2.46% for the three months ended March 31, 2015. Our net interest margin decreased to 2.42% for the three months ended March 31, 2016 from 2.64% for the three months ended March 31, 2015. The interest rate spread and net interest margin were impacted by the continuation of the low interest rate environment.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” we did not record a provision for loan losses for the three months ended March 31, 2016, a decrease of $5,000 from the three months ended March 31, 2015. The allowance for loan losses was $1.6 million, or 1.66% of total loans, at March 31, 2016, compared to $1.6 million, or 1.77% of total loans, at June 30, 2015. The decrease in the provision for loan losses in the three months ended March 31, 2016, compared to the three months ended March 31, 2015, was due primarily to the overall low balances of delinquent and nonperforming loans and net loan charge-offs in the fiscal 2016 period. Total nonperforming loans were $988,000 at March 31, 2016, compared to $1.1 million at March 31, 2015. Classified loans totaled $1.7 million at March 31, 2016, compared to $1.9 million at March 31, 2015, and total loans past due greater than 30 days were $13,000 and $88,000 at those respective dates. Net recoveries totaled $13,000 for the three months ended March 31, 2016, compared to net recoveries of $21,000 for the three months ended March 31, 2015. As a percentage of nonperforming loans, the allowance for loan losses was 165.3% at March 31, 2016, compared to 143.8% at March 31, 2015.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The allowance for loan losses reflects the estimate we believe to be appropriate to cover probable incurred losses in the loan portfolio at March 31, 2016 and 2015. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income increased $136,000, or 348.7%, to $175,000 for the three months ended March 31, 2016 from $39,000 for the three months ended March 31, 2015. The increase was primarily due to a $109,000 increase in gain on sale of loans and a $24,000 increase in gains on sales of foreclosed assets. The increase in gains on sales of loans was due primarily to an increase in sales volume of loans originated for sale period-to-period and the $57,000 gain recognized on the sale of certain jumbo mortgage loans transferred from the loan portfolio.

Non-Interest Expense. Non-interest expense increased $291,000, or 49.5%, to $879,000 for the three months ended March 31, 2016 compared to $588,000 for the three months ended March 31, 2015. The increase was primarily attributable to an increase of $186,000, or 56.2%, in salaries, employee benefits and director fees, a $29,000, or 80.6%, increase in occupancy and equipment and a $24,000 or 32.4%, increase in professional services. The increase in salaries and benefits expense was due primarily to an increase in staffing levels, as the Company increased its staff by six full-time equivalent positions period-to-period, bonus and incentive compensation and normal merit increases. The Company increased its staffing complement to facilitate its strategy to grow the loan and deposit portfolios via new products and services offerings. The increase in occupancy and equipment was due primarily to expense associated with the new branch office location, which opened in September 2015. The increase in professional services resulted primarily from costs related to the additional reporting requirements of a public company, including expenses related to the special meeting of shareholders held on April 15, 2016, which were partially offset by a reduction in supervisory examination fees.

Non-interest expense can be expected to increase because of costs associated with implementation of the stock-based benefit plan that was approved by our stockholders at a special meeting of stockholders held on April 15, 2016.

Federal Income Taxes. The Company recorded a federal income tax credit of $680,000 in the three-month period ended March 31, 2016, as a result of the partial reversal of the impairment valuation allowance on deferred tax assets. Management evaluated the deferred tax asset based upon a projection of future operating results and determined that a partial reversal of the impairment valuation allowance was appropriate at March 31, 2016. The Company has a remaining valuation allowance on its net deferred tax asset of $1.4 million at March 31, 2016. The remaining impaired deferred tax assets will only be recognized in future periods when it is more likely than not that the net deferred tax asset can be realized, primarily through the generation of sustainable taxable income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2016 and 2015

General. Net income for the nine months ended March 31, 2016 was $739,000, compared to $142,000 for the three months ended March 31, 2015, an increase of $597,000. The increase in net income was primarily due to a $282,000 increase in net interest income, a $22,000 decrease in the provision for loan losses, a $153,000 increase in noninterest income and a $680,000 decrease in federal income taxes, which were partially offset by a $540,000 increase in noninterest expenses.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended March 31,
	2016			2015
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$96,470	$2,778	3.84%	$75,272	$2,342	4.15%
Investment securities	5,367	76	1.89%	6,663	78	1.56%
Other interest-earning assets(1)	10,011	104	1.39%	6,500	87	1.78%
Total interest-earning assets	111,848	2,958	3.53%	88,436	2,507	3.78%
Non-interest-earning assets	5,107			5,274
Allowance for loan losses	(1,615)			(1,562)
Total assets	$115,340			$92,148

Interest-bearing liabilities:
Interest-bearing demand	$20,288	142	0.93%	$4,923	25	0.68%
Money market accounts	2,761	11	0.53%	3,045	11	0.48%
Savings accounts	8,899	22	0.33%	9,007	15	0.22%
Certificates of deposit	43,152	480	1.48%	43,615	472	1.44%
Total deposits	75,100	655	1.16%	60,590	523	1.15%
FHLB advances	22,831	249	1.45%	18,809	212	1.50%
Total interest-bearing liabilities	97,931	904	1.23%	79,399	735	1.23%
Non-interest-bearing liabilities	913			2,752
Total liabilities	98,844			82,151
Equity	16,496			9,997
Total liabilities and equity	$115,340			$92,148

Net interest income		$2,054			$1,772
Net interest rate spread (2)			2.30%			2.55%
Net interest-earning assets (3)	$13,917			$9,037
Net interest margin (4)			2.45%			2.67%
Average interest-earning assets to interest-bearing liabilities	114.21%			111.38%

(1)	Consists of stock in the FHLB and interest bearing demand and time deposits in other banks.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Interest Income. Interest income increased $451,000, or 18.0%, to $3.0 million for the nine months ended March 31, 2016 from $2.5 million for the nine months ended March 31, 2015. This increase was primarily attributable to a $436,000 increase in interest on loans receivable. The average balance of loans during the nine months ended March 31, 2016 increased by $21.2 million, or 28.2%, from the balance for the nine months ended March 31, 2015. The average yield on loans decreased by 31 basis points to 3.84% for the nine months ended March 31, 2016 from 4.15% for the nine months ended March 31, 2015. The decrease in average yield on loans was due to the declining interest rate environment, as well as an increase in payoffs of higher interest rate loans, as customers refinanced loans at lower interest rates.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The average balance of investment securities decreased $1.3 million to $5.4 million for the nine months ended March 31, 2016 from $6.7 million for the nine months ended March 31, 2015, while the average yield on investment securities increased by 33 basis points, to 1.89% for the nine months ended March 31, 2016 from 1.56% for the nine months ended March 31, 2015. Interest income on other interest-earning assets, including certificates of deposit in other financial institutions, increased $17,000, or 19.5%, for the nine months ended March 31, 2016, due to an increase in the average balance of $3.5 million period-to-period offset by a decrease in the average yield of 39 basis points, to 1.39% for the nine months ended March 31, 2016. Interest income on other interest-earning assets includes recognition of $40,000 of a $120,000 Bank Enterprise Award the Company received during fiscal 2015 from the U.S. Government-sponsored Community Development Financial Institutions Fund (“CDFI”) based on certificates of deposit placed with qualifying financial institutions participating in the program. The award is being accreted into interest income over the remaining term of the certificates of deposit, and will result in recognition of interest income totaling approximately $13,000 per quarter over the next three quarters.

Interest Expense. Total interest expense increased $169,000, or 23.0%, to $904,000 for the nine months ended March 31, 2016, from $735,000 for the nine months ended March 31, 2015. Interest expense on deposit accounts increased $132,000, or 25.2%, to $655,000 for the nine months ended March 31, 2016, from $523,000 for the nine months ended March 31, 2015. The increase was primarily due to an increase of $14.5 million, or 23.9%, in the average balance of interest-bearing deposits to $75.1 million for the nine months ended March 31, 2016, while the average cost of interest-bearing deposits increased by one basis point to 1.16% for the nine months ended March 31, 2016 compared to the same period in 2015.

Interest expense on FHLB advances increased $37,000, or 17.5%, to $249,000 for the nine months ended March 31, 2016 from $212,000 for the nine months ended March 31, 2015. The average balance of advances increased by $4.0 million, or 21.4%, to $22.8 million for the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015, while the average cost of these advances decreased by five basis points to 1.45% for the nine months ended March 31, 2016 compared to 1.50% for the same period in 2015. As noted above, management elected to increase outstanding advances as a source of low-cost funding.

Net Interest Income. Net interest income increased $282,000, or 15.9%, to $2.1 million for the nine months ended March 31, 2016, compared to $1.8 million for the nine months ended March 31, 2015. The increase reflected the increase in average net interest-earning assets of $4.9 million period-to-period, while the interest rate spread decreased to 2.30% for the nine months ended March 31, 2016, compared to 2.55% for the nine months ended March 31, 2015. Our net interest margin decreased to 2.45% for the nine months ended March 31, 2016 from 2.67% for the nine months ended March 31, 2015. The interest rate spread and net interest margin were impacted by the continuation of the low interest rate environment.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” we recorded provisions for loan losses of $13,000 for the nine months ended March 31, 2016 and $35,000 for the nine months ended March 31, 2015. The allowance for loan losses was $1.6 million, or 1.66% of total loans, at March 31, 2016, compared to $1.6 million, or 1.77% of total loans, at June 30, 2015. The decrease in the provision for loan losses in the nine months ended March 31, 2016, compared to the nine months ended March 31, 2015, was due primarily to the continued overall low level of delinquent and nonperforming loans and net loan charge-offs in the fiscal 2016 period. Total nonperforming loans were $988,000 at March 31, 2016, compared to $1.1 million at March 31, 2015. Classified loans totaled $1.7 million at March 31, 2016, compared to $1.9 million at March 31, 2015, and total loans past due greater than 30 days were $13,000 and $88,000 at those respective dates. The Company had net recoveries totaling $18,000 for the nine months ended March 31, 2016, compared to net recoveries of $27,000 for the nine months ended March 31, 2015. As a percentage of nonperforming loans, the allowance for loan losses was 165.3% at March 31, 2016, compared to 143.8% at March 31, 2015. The provisions for loan losses in the nine months ended March 31, 2016 and 2015 were attributable primarily to estimated losses recognized on certain impaired loans, as well as the Company’s overall growth in loans and the change in the loan product mix, as the Company continued its efforts to diversify the loan portfolio from its traditional focus on one- to four-family residential loans.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover probable incurred losses in the loan portfolio at March 31, 2016 and 2015. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income increased $153,000, or 106.3%, to $297,000 for the nine months ended March 31, 2016 from $144,000 for the nine months ended March 31, 2015. The increase was primarily due to a $134,000 increase in gain on sale of loans, due primarily to an increase in sales volume of loans originated for sale period-to-period and the $57,000 gain recognized on the sale of certain jumbo mortgage loans transferred from the loan portfolio.

Non-Interest Expense. Non-interest expense increased $540,000, or 31.1%, to $2.3 million for the nine months ended March 31, 2016 compared to $1.7 million for the nine months ended March 31, 2015. The increase was primarily attributable to an increase of $280,000, or 27.4%, in salaries, employee benefits and director fees, a $92,000, or 46.2%, increase in professional services, a $52,000, or 51.0%, increase in occupancy and equipment and a $34,000, or 50.0%, increase in data processing. The increase in salaries and benefits expense was attributable to an increase in staffing levels, as the Company increased its staff by six full-time equivalent positions period-to-period, an increase in bonus and incentive compensation, normal merit increases and a $30,000 incremental expense associated with the ESOP. The Company increased its staffing complement to facilitate its strategy to grow the loan and deposit portfolios via new products and services offerings. The increase in professional services resulted primarily from costs related to the additional reporting requirements of a public company, including expenses related to the special meeting of shareholders held on April 15, 2016, which were partially offset by a reduction in supervisory examination fees. The increase in occupancy and equipment was due primarily to expense associated with the new branch office location, which opened in September 2015. The increase in data processing was due primarily to a nonrecurring credit received from the data processing provider in the 2015 period as a refund of excessive billings in preceding periods, coupled with the overall growth in loans and deposits and new product offerings period-to-period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-interest expense can be expected to increase because of costs associated with implementation of the stock-based benefit plan that was approved by our stockholders at a special meeting of stockholders held on April 15, 2016.

Federal Income Taxes. The Company recorded a federal income tax credit in the nine-month period ended March 31, 2016, as a result of the reversal of the impairment valuation allowance on the deferred tax asset. Management evaluated the deferred tax asset based upon a projection of future operating results and determined that a partial reversal of the impairment valuation allowance was appropriate at March 31, 2016. The Company has a remaining valuation allowance on its net deferred tax asset of $1.4 million at March 31, 2016. The remaining impaired deferred tax asset will only be recognized in future periods when it is more likely than not that the net deferred tax asset can be realized, primarily through the generation of sustainable taxable income.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities, sales or calls of securities. We also have the ability to borrow from the FHLB. At March 31, 2016, we had the capacity to borrow approximately $26.1 million from the FHLB and have an additional $10.0 million on a line of credit with the FHLB. At March 31, 2016, we had $22.6 million outstanding in FHLB advances.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $43,000 and $(1.6 million) for the nine months ended March 31, 2016 and 2015, respectively.

Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of premises and equipment, offset by principal collections on loans, proceeds from maturing securities and pay-downs on mortgage-backed securities, was $6.8 million and $10.3 million for the nine months ended March 31, 2016 and 2015, respectively. During the nine months ended March 31, 2016 and 2015, we did not purchase or sell any securities designated as available for sale.

Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, and in the 2015 period included the proceeds from issuance of common stock, was $11.4 million and $12.4 million for the nine months ended March 31, 2016 and 2015, respectively. These funding increases also reflected our strategy of borrowing at lower interest rates to fund loan originations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments.

At March 31, 2016, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $13.6 million, or 11.5% of average assets, which is above the well-capitalized required level of $5.9 million, or 5.0%; and total risk-based capital of $14.5 million, or 19.6% of risk-weighted assets, which is above the well-capitalized required level of $7.4 million, or 10.0%. Accordingly, the Bank met the capital requirements to be deemed well capitalized at March 31, 2016.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At March 31, 2016, we had outstanding commitments to originate loans of $9.1 million, including undisbursed funds on construction loans, funds available on undrawn lines of credit and letters of credit. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2016 totaled $28.4 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective, except to the extent that such disclosure controls and procedures did not prevent the inadvertent late filing of the Company’s proxy statement for its special meeting of stockholders held on April 15, 2016. The proxy statement was mailed to all stockholders and posted to the Company’s website timely, but was not filed with the SEC until April 13, 2016. The Company has since implemented a procedure to insure that more than one employee is aware of each required filing, and each such employee will confirm that the filing has been made timely.

(b)	Changes in internal controls.

There has been no change made in the Company's internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

MW Bancorp, Inc.

Part II

Other Information

ITEM 1.	Legal Proceedings

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. At March 31, 2016, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

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

MW Bancorp, Inc.

Date:	May 16, 2016	By:	/s/Gregory P. Niesen
Gregory P. Niesen
President and Chief Executive Officer

Date:	May 16, 2016	By:	/s/Julie M. Bertsch
Julie M. Bertsch
Senior Vice President and Chief Financial Officer