Form 10-K
period 2016-06-30
MW Bancorp, Inc.
filed 2016-09-23
CIK 1600065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

Commission file number 0-55356

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and submitted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

Based on the closing sales price of $15.75 per share reported by the OTC Markets Group, Inc., on June 30, 2016, the aggregate market value of the issuer’s shares held by nonaffiliates on such date was $10,824,502. For this purpose, shares held by nonaffiliates are all outstanding shares except those held by the directors and executive officers of the registrant and those held by the Bank’s Employee Stock Ownership Plan. As of September 23, 2016, 884,973 common shares were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following sections of the definitive Proxy Statement for the 2016 Annual Meeting of Stockholders of MW Bancorp, Inc. are incorporated by reference into Part III of this Form 10-K:

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

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in one- to four-family residential real estate loans, commercial real estate and multi-family loans, construction loans, commercial loans and consumer loans. At June 30, 2016, $65.3 million, or 64.3% of our total loan portfolio, was comprised of one- to four-family residential real estate loans. We also invest in securities, which consist primarily of mortgage-backed securities issued by U.S. government sponsored entities and, to a lesser extent, U.S. government agency obligations and certificates of deposit. We offer a variety of deposit accounts, including checking accounts, savings accounts, money market accounts and certificates of deposit. We utilize advances from the Federal Home Loan Bank of Cincinnati (“FHLB-Cincinnati”) for asset/liability management purposes and for additional funding for our operations. At June 30, 2016, we had $25.3 million in FHLB-Cincinnati advances outstanding.

Market Area

We conduct our operations from our main office and one branch office in Cincinnati, Hamilton County, Ohio. Hamilton County is primarily a developed and urban county. Our main office is located approximately 10 miles from downtown Cincinnati, and about five miles from the Ohio-Kentucky border. The Bank opened its new branch in the Columbia-Tusculum neighborhood of Cincinnati in September 2015. We operate primarily on the east side of Cincinnati, Ohio and the surrounding areas. Hamilton County, Ohio represents our primary geographic market area for loans and deposits, with our remaining business operations conducted in the larger Cincinnati metropolitan area, which includes Warren, Butler and Clermont Counties in Ohio. We also conduct a moderate level of business in the northern Kentucky region and make loans secured by properties in Campbell, Kenton and Boone Counties in Kentucky. We will, on occasion, make loans secured by properties located outside of our primary market. The local economy is diversified with services, trade and manufacturing being the most prominent employment sectors in Hamilton County. The employment base is diversified, and there is no dependence on one area of the economy for continued employment. Major employers in the market include Proctor & Gamble, Kroger, Macy’s, Children’s Hospital, city and county governments and the University of Cincinnati. Our future growth opportunities will be influenced by the growth and stability of the regional, state and national economies, other demographic trends and the competitive environment.

Competition

We face competition within our market area both in making loans and attracting deposits. Our market area has a concentration of financial institutions that include large money center and regional banks, community banks and credit unions. We also face competition from commercial banks, savings institutions, mortgage banking firms, consumer finance companies and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies.

Lending Activities

General. Our principal lending activity is originating one- to four-family residential real estate loans, and, to a lesser extent, commercial real estate and multi-family loans and construction loans. We also originate consumer loans (including home equity lines of credit and automobile loans). Prior to 2012, we engaged in significant non-owner occupied one- to four-family and subprime lending. Since June 2012, we no longer make subprime loans, subject to very limited exceptions, and only make non-owner occupied single-family loans on a limited basis, subject to more stringent underwriting standards. In recent years we have expanded our commercial real estate loan portfolio in an effort to diversify our overall loan portfolio, increase the yield of our loans and shorten asset duration. We intend to continue to expand our commercial real estate, multi-family and construction lending in the future. We also offer commercial loans, secured by assets other than real estate.

Prior to May 2013, our practice was to retain in our portfolio all of the loans we originate. However, since that time, we have implemented a policy of selling in the secondary market most of our newly originated fixed-rate one- to four-family residential mortgage loans with terms to maturity greater than 15 years, while retaining shorter-term fixed-rate and adjustable rate one- to four-family residential mortgages. During the year ended June 30, 2016, we also sold certain jumbo residential real estate loans to another financial institution, retaining the servicing on these loans. Our decision to sell loans is based on our desire to manage our interest rate risk, capital and liquidity needs. We may, at times, retain within our loan portfolio a modest amount of longer-term residential mortgage loans.

Loan Approval Procedures and Authority. Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of the Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At June 30, 2016, our largest credit relationship totaled $2.2 million and consisted of five loans secured by commercial real estate and a parcel of one- to four-family residential real estate. Our second largest relationship at June 30, 2015 totaled $2.1 million and consisted of four loans secured by multi-family real estate and one loan secured by one- to four-family residential real estate. At June 30, 2016, all of these loans were performing in accordance with their terms.

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

Our President and Chief Executive Officer and our Executive Vice President, Lending each have approval authority of up to $417,000 for secondary market residential mortgage loans that have also been approved through the secondary market automated approval process. Loans less than or equal to $1.0 million are approved by our management loan committee, which consists of five members of management. Loans greater than $1.0 million, and those less than $1.0 million with policy exceptions, require approval by our Board of Directors.

Loan Originations, Participations, Purchases and Sales

We originate real estate and other loans through advertising and employee marketing efforts, our existing customer base, walk-in customers and referrals. All loans that we originate are underwritten pursuant to our policies and procedures.

In May 2013, as part of our interest rate risk management strategy, we initiated a secondary market program focused on selling some or all of our fixed rate one- to four-family mortgage loan originations with terms to maturity of 15 years or greater. We are approved to sell mortgages to the FHLB-Cincinnati, pursuant to its mortgage purchase program, and to several other private mortgage investors. We may seek approval to sell loans to Fannie Mae in the future. We retain the servicing on all loans that we sell to the FHLB-Cincinnati, and we release the servicing on all loans that are sold to other mortgage investors. We intend to continue this practice in the future, subject to the pricing of retaining such servicing rights.

We sell our loans without recourse, except for customary representations and warranties provided in sales transactions. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities. For the years ended June 30, 2016 and 2015, we sold $12.5 million and $3.2 million, respectively, of mortgage loans. We retained servicing on loans sold. At June 30, 2016, we serviced $8.2 million of fixed-rate, one- to four-family residential real estate loans that we originated and sold in the secondary market to the FHLB-Cincinnati. We also serviced certain jumbo residential mortgage loans that we sold to other investors totaling $6.9 million at that date.

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

We identify loans that may need to be charged-off as a loss by reviewing all delinquent loans, classified loans, and other loans about which management may have concerns about collectability. For individually reviewed loans, the borrower’s inability to make payments under the terms of the loan, as well as a shortfall in collateral value, could result in our charging-off the loan or the portion of the loan that was impaired.

Among other factors, we consider current general economic conditions in determining the appropriateness of the allowance for loan losses for our residential real estate portfolio. We use evidence obtained from our own loan portfolio as well as published housing data on our local markets from third party sources we believe to be reliable as a basis for assumptions on real estate valuations.

Substantially all of our loans are secured by collateral. Loans 90 days past due and other classified loans are evaluated for impairment and general or specific allowances are established. Typically for a nonperforming real estate loan in the process of collection, the value of the underlying collateral is estimated using either the original independent appraisal, adjusted for current economic conditions and other factors, or a new independent appraisal or evaluation, and related general or specific allowances for loan losses are adjusted quarterly. If a nonperforming real estate loan is in the process of foreclosure and/or there are serious doubts about further collectability of principal or interest, and there is uncertainty about the value of the underlying collateral, we will order a new independent appraisal or evaluation if it has not already been obtained. Any shortfall would result in immediately charging-off that portion of the loan that was impaired.

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

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also use borrowings, primarily FHLB-Cincinnati advances, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, we receive funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. We may utilize repurchase agreements or federal funds purchased as funding sources, although we have not used these funding sources during recent periods.

We have recently expanded and improved the products and services we offer our retail and business deposit customers and have improved our infrastructure for electronic banking services. We began offering both personal and business checking accounts in May 2013. Since May 2013, we have provided our customers with free access to the ATM network of a larger regional bank with numerous offices throughout our market area and beyond. In May 2013, we substantially upgraded our capabilities and commenced offering online banking services, including bill pay, remote deposit capture, eStatements and debit cards. We have enhanced online banking services particularly for our business customers in 2014, including merchant capture, online cash management tools, ACH, wire transfer capabilities, mobile banking and night drop services. In 2016 we installed our first walk-up ATM at our new branch location. We are currently constructing a drive-through facility adjacent to our new branch. This new facility will offer drive-through lanes for ATM and Integrated Teller Machine (ITM) access and is expected to open in the second quarter of fiscal 2017. The deposit infrastructure we have established can accommodate significant increases in retail and business deposit accounts without significant additional capital expenditure.

Deposits. Our deposits are generated primarily from our primary market area. We offer a selection of deposit accounts, including non-interest-bearing and interest-bearing checking accounts, statement savings accounts, variable rate money market accounts, and certificates of deposit. We historically have not used, and currently do not hold any, brokered or Internet deposits. We currently subscribe to the Qwickrate program but have not opened any deposits under that program. Depending on our future needs, we may utilize brokered savings accounts, the Certificate of Deposit Registry Service (“CDARS”) and the Qwickrate program as alternative funding sources.

Borrowings. We may obtain advances from the FHLB-Cincinnati upon the security of our capital stock in the FHLB-Cincinnati and certain of our mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different repricing terms than our deposits, they can change our interest rate risk profile. During the past several years, we have increased our balance of FHLB-Cincinnati advances, and have used laddered terms to maturity of between 15 to 20 years and fixed rates. See Note 7 to the Consolidated Financial Statements in Item 8 of Part II for information on the maturity of our FHLB-Cincinnati advances. At June 30, 2016, we had $25.3 million in outstanding advances from the FHLB-Cincinnati. At June 30, 2016, based on available collateral and our ownership of FHLB-Cincinnati stock, and based upon our internal policy, we had access to additional FHLB-Cincinnati advances of up to $20.1 million, and an additional $10.0 million on a line of credit with the FHLB-Cincinnati.

Employees

As of June 30, 2016, we had 15 full-time equivalent employees and 19 total employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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

Some provisions of the Dodd-Frank Act have not been fully implemented and, therefore, their impact on our operations cannot yet fully be assessed. However, the Dodd-Frank Act has resulted in an increased regulatory burden and compliance, operating and interest expense for us and the Bank, and further increases in burdens and expenses are possible.

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

Federal Banking Regulation

Capital Requirements

On July 9, 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that revised their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, all top-tier bank holding companies and savings and loan holding companies with total consolidated assets of $1.0 billion or more and holding companies with total consolidated assets of less than $1.0 billion that do not meet certain qualitative criteria.

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

The new capital requirements also include changes in the risk-weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and non-residential mortgage loans that are 90 days past due or otherwise on non-accrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital; and increased risk-weights (from 0% to up to 600%) for equity exposures.

Finally, the rule limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The final rule became effective for the Bank on January 1, 2015. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.

At June 30, 2016, the Bank’s capital exceeded all applicable requirements.

Loans-to-One-Borrower. Generally, under federal law, an Ohio savings association, such as the Bank, may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of June 30, 2016, the Bank was in compliance with the loans-to-one-borrower limitations.

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

An Ohio savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to enforcement action for a violation of law. At June 30, 2016, the Bank maintained 78% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test. The Bank has satisfied the QTL test in each of the last 12 months.

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

In addition, federal law provides that an insured depository institution may not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement. An Ohio savings association also may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account established in connection with its conversion to stock form. In addition, beginning in 2016, the Bank’s ability to pay dividends will be limited if the Bank does not have the capital conservation buffer required by the new capital rules, which may limit the ability of the Company to pay dividends to its stockholders. See “Federal Banking Regulations-Capital Requirements” under this Item 1.

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

Enforcement. The ODFI and the FDIC have primary enforcement responsibility over Ohio savings associations and have authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an Ohio savings association. Formal enforcement action by the ODFI and the FDIC may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to terminate deposit insurance and to recommend to the ODFI that enforcement action be taken with respect to a particular savings association. If such action is not taken, the FDIC has authority to take the action under specified circumstances.

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

At June 30, 2016, the Bank met the capital requirements to be considered “well capitalized” under the prompt corrective action rules.

The FDIC’s prompt corrective action standards changed with the new capital ratios. Under the new standards, in order to be considered well-capitalized, the Bank must have a common equity Tier 1 ratio of 6.5% (new), a Tier 1 risk-based capital ratio of 8.0% (increased from 6.0%), a total risk-based capital ratio of 10.0% (unchanged), and a Tier 1 leverage ratio of 5.0% (unchanged). We have determined that the Bank meets the capital requirements necessary to be deemed well-capitalized under these new standards as of June 30, 2016.

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

The assessment base used for calculating deposit insurance assessments is an institution’s average consolidated total assets minus average tangible equity. The assessment rate schedule establishes assessments ranging from 2.5 to 45 basis points.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended June 30, 2016, the annualized FICO assessment was equal to 0.56 basis points of total assets less tangible capital.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB-Cincinnati, the Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of June 30, 2016, the Bank was in compliance with this requirement. While the Bank’s ability to borrow from the FHLB-Cincinnati provides an additional source of liquidity, the Bank has from time to time used advances from the FHLB to fund its operations.

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

The operations of the Bank also are subject to the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•	USA PATRIOT Act, which requires savings banks to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•	Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

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

Capital. Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. The Dodd-Frank Act requires the Federal Reserve Board to establish for depository institution holding companies minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. Under regulations recently enacted by the Federal Reserve Board, savings and loan holding companies with total consolidated assets of $1.0 billion or more, as well as those with total consolidated assets of less than $1.0 billion that do not meet certain other criteria, are subject to regulatory capital requirements that generally are the same as the new capital requirements for the Bank. These new capital requirements include provisions that might limit our ability to pay dividends to our stockholders or repurchase our shares. However, as the Company has total consolidated assets of less than $1.0 billion and meets the stated criteria of the Federal Reserve Board’s Small Bank Holding Company Policy, the Company currently is exempt from such capital requirements. See “Federal Banking Regulation-Capital Requirements and-Capital Distributions” under this Item 1.

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

Method of Accounting. For federal income tax purposes, the Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending June 30th for filing its federal income tax returns. We file a consolidated federal income tax return. The Company is not currently under audit with respect to its federal income tax return. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for income taxes on bad debt reserves by savings institutions, effective for taxable years beginning after 1995.

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At June 30, 2016, the Bank is not subject to the alternative minimum tax and will not be subject to the alternative minimum tax until it exceeds the gross income threshold. At June 30, 2016, the Bank had no minimum tax credit carryforward.

Net Operating Loss Carryovers. Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At June 30, 2016, the Bank had $5.7 million of federal net operating loss carryforwards.

Capital Loss Carryovers. A corporation cannot recognize capital losses in excess of capital gains generated. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any undeducted loss remaining after the five year carryover period is not deductible. At June 30, 2016, the Bank had capital loss carryovers totaling $88,000.

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

Item 1A. Risk Factors

You should consider carefully the following risk factors in evaluating an investment in the shares of common stock.

We incurred significant operating losses during the past several years and may not achieve profitability by implementing our business strategies.

Although we recorded a net profit for fiscal 2016 and 2015 of $689,000 and $145,000, respectively, we experienced significant losses prior to that. During the years ended June 30, 2014 and 2013, we had net losses of $482,000 and $3.3 million, respectively. These losses were due primarily to provisions for loan losses, losses on impairments and sales of real estate owned, and collection and other expenses related to nonperforming assets as we aggressively focused on reducing classified and nonperforming loans, particularly non-owner occupied residential real estate loans and subprime loans, originated prior to 2012. Our net losses also resulted from expense related to the directors deferred compensation benefits, the valuation allowance applied to our net deferred tax asset, which offset federal income tax benefits from our net losses, and data processing conversion expenses. Our growth is essential to our future profitability, and we expect to incur expenses related to the implementation of our growth plan, including the development and marketing of new products and services and branch expansion. In addition, the conversion has had an adverse impact on our operating results, due to additional costs related to being a public company and increased compensation expenses associated with our employee stock ownership plan and our stock-based benefit plans.

Our ability to achieve profitability depends upon a number of factors, including our ability to successfully implement our business strategy, to manage expenses related to nonperforming and classified assets, general economic conditions, competition with other financial institutions, changes to the interest rate environment that may reduce our profit margins or impair our business strategy, adverse changes in the securities markets, changes in laws or government regulations, changes in consumer spending, borrowing, or saving, and changes in accounting policies, as well as other risks and uncertainties described in this “Risk Factors” section.

We have a significant amount of net operating losses that we may not be able to utilize.

In recent years, we have generated significant net operating losses and unrealized tax losses (collectively, “NOLs”). As of June 30, 2016, we had an estimated federal NOL carryforward of $5.7 million. A valuation allowance has been recorded against a portion of the future tax benefit. These NOLs generally may be carried forward for a 20-year period to offset future taxable income and reduce our federal income tax liability. As a result of our reorganization and conversion from the mutual to stock form of ownership and our contemporaneous stock offering, we may incur an “ownership change” under Section 382 of the Internal Revenue Code (“Section 382”). An ownership change will occur if, over a rolling three-year period, the percentage of the company stock owned by stockholders holding 5% or more of our common stock has increased by more than 50 percentage points over the lowest percentage of common stock owned by such stockholders during the three-year period.

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

We are dependent upon the services of the members of our senior management team who direct our strategy and operations. Since 2012, we have replaced our senior management team with experienced executives, with our top three executives each having at least 20 years of financial institution experience. Members of our senior management team, or lending personnel who possess expertise in our markets and key business relationships, could be difficult to replace. Our loss of these persons, or our inability to hire additional qualified personnel, could impact our ability to implement our business strategy and could have a material adverse effect on our results of operations and our ability to compete in our markets.

A portion of our one- to four-family residential mortgage loans is comprised of subprime loans, which have higher delinquency rates and charge-offs than the remainder of our residential loan portfolio.

Prior to 2012, we offered subprime loans to borrowers for the purchase or refinance of one- to four-family residences, primarily owner occupied. Because we applied less stringent underwriting and credit standards to these loans, our subprime loans have greater credit risk than traditional residential real estate mortgage loans. As of June 30, 2016, we had $6.5 million of subprime loans in our portfolio, 3.4% of which were delinquent 30 days or more. We discontinued originations of subprime loans in 2012, subject to very limited exceptions.

A portion of our one- to four-family residential mortgage loans is comprised of non-owner occupied properties which increases the credit risk on this portion of our loan portfolio.

The housing stock in our primary lending market area is comprised in part of single-family rental properties as well as two- to four-unit properties. At June 30, 2016, of the $65.3 million of one- to four-family residential mortgage loans in our portfolio, $12.2 million, or 18.7%, were comprised of non-owner occupied properties. Our non-owner occupied residential loans were secured primarily by single-family properties, and to a much lesser extent, by two- to four-unit properties We believe that there is a greater credit risk inherent in investor-owner and non-owner occupied properties, than in owner-occupied single-family properties since, similar to commercial real estate and multi-family loans, the repayment of these loans may depend, in part, on the successful management of the property and/or the borrower’s ability to lease the units of the property. In addition, the physical condition of non-owner-occupied properties is often below that of owner-occupied properties due to lax property maintenance standards, which has a negative impact on the collateral value. Furthermore, some of our non-owner-occupied borrowers have more than one loan outstanding with us, which may expose us to a greater risk of loss compared to residential and commercial borrowers with only one loan. A downturn in the real estate market or the local economy could adversely affect the value of properties securing these loans or the revenues derived from these properties which could affect the borrower’s ability to repay the loan. At June 30, 2015, none of our non-owner occupied one- to four-family loans were delinquent 30 days or more.

A portion of our loans are commercial real estate and multi-family loans and construction loans, which carry greater credit risk than loans secured by owner occupied one- to four-family real estate. We intend to increase our focus on commercial real estate and multi-family loans and construction loans, and to begin making commercial business loans which also carry greater credit risk.

At June 30, 2016, commercial real estate and multi-family loans totaled $26.6 million, or 26.2%, and construction loans totaled $6.7 million, or 6.6%, of our loan portfolio. We have recently started to originate non-real estate commercial loans. Given their larger balances and the complexity of the underlying collateral, commercial real estate, multi-family, construction and commercial loans generally expose a lender to greater credit risk than loans secured by owner occupied one- to four-family real estate. These loans, as well as consumer loans, also have greater credit risk than owner-occupied residential real estate for the following reasons:

•	commercial real estate and multi-family loans – repayment is dependent on income being generated in amounts sufficient to cover operating expenses, property maintenance and debt service;

•	construction loans – repayment is generally dependent on the borrower’s ability to sell the completed project, the value of the completed project, or the successful operation of the borrower’s business after completion;

•	commercial loans – repayment is generally dependent upon the successful operation of the borrower’s business; and

•	consumer loans – repayment is dependent on the borrower’s continuing stability and the collateral may not provide an adequate source of repayment.

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

We maintain an allowance for loan losses to provide for probable loan losses based on management’s quarterly analysis of the loan portfolio. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make significant estimates that affect the financial statements. One of our most critical estimates is the level of the allowance for loan losses. Due to the inherent nature of these estimates, we cannot provide absolute assurance that we will not be required to charge earnings for significant unexpected loan losses. For more information on the sensitivity of these estimates, refer to the discussion of our “Critical Accounting Policies” under Item 7 of Part II.

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

At June 30, 2016, our nonperforming assets, which consist of non-accruing loans, were $1.2 million, or 1.0% of total assets.  Our nonperforming assets adversely affect our net income in various ways:

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

We have relatively few loans outside of our market area, and, as a result, we have a greater risk of loan defaults and losses in the event of an economic downturn in our market area, as adverse economic conditions may have a negative effect on the ability of our borrowers to make timely payments of their loans. During the period from 2009 to 2013, economic conditions and real estate values within our market area declined significantly. We believe that such conditions have contributed to our non-performing assets and higher loan charge-offs and our provisions for loan losses during those years.

The overall economy, while showing signs of improvement, remains fragile, and deterioration in real estate values could increase nonperforming assets, require additional increases in loan loss reserves and elevate charge-off levels.

If our real estate owned is not properly valued or if our allowance for loan losses is insufficient, our earnings could be reduced.

We obtain updated valuations when a loan has been foreclosed and the property taken in as real estate owned and at certain other times during the holding period of the asset. Our net book value in the loan at the time of foreclosure and thereafter is compared to the updated fair value of the foreclosed property less estimated selling costs (fair value). A charge-off is recorded for any excess in the asset’s net book value over its fair value less estimated selling costs. If our valuation process is incorrect, or if property values decline, the fair value of any future acquisitions of real estate owned may not be sufficient to recover our carrying value in such assets, resulting in the need for additional charge-offs. Significant charge-offs to our real estate owned could have a material adverse effect on our financial condition and results of operations. In addition, bank regulators periodically review our real estate owned and may require us to recognize further charge-offs. Any increase in our charge-offs may have a material adverse effect on our financial condition and results of operations.

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

We have implemented a policy of selling in the secondary market a large majority of the longer-term fixed-rate residential mortgage loans that we originate, and have sold certain jumbo residential mortgage loans to another financial institution, earning non-interest income in the form of gains on sale. When interest rates rise, the demand for mortgage loans, particularly refinancing of existing mortgage loans, tends to fall and may reduce the number of loans available for sale. In addition to interest rate levels, weak or deteriorating economic conditions also tend to reduce loan demand. Although we originate, and intend to continue originating, loans on a “best efforts” basis, and we sell, and intend to continue selling, loans in the secondary market without recourse, we are required and will continue to be required to give customary representations and warranties to the buyers. If we breach those representations and warranties, the buyers will be able to require us to repurchase the loans and we may incur a loss on the repurchase.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition, growth and prospects.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. We rely on customer deposits and advances from the FHLB-Cincinnati and other borrowings to fund our operations.  At June 30, 2016, based on available collateral and our ownership of FHLB stock, and based upon our internal policy, we had access to additional FHLB-Cincinnati advances of up to $20.1 million, including $10.0 million on a line of credit with the FHLB-Cincinnati. Although we have historically been able to replace maturing deposits and advances if desired, we may not be able to replace such funds in the future if, among other things, our financial condition, the financial condition of the FHLB, or market conditions change. Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets where our loans are concentrated, or adverse regulatory action against us.  Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and deterioration in credit markets.

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

On July 9, 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that revised their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies and savings and loan holding companies with total consolidated assets of $1.0 billion or more and all holding companies with total consolidated assets of less than $1.0 billion that do not meet certain requirements. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule became effective for the Bank on January 1, 2015. The capital conservation buffer requirement phase in period began January 1, 2016 and ends January 1, 2019, when the full capital conservation buffer requirement will be effective.

Under the new capital standards, in order to be well-capitalized under the prompt corrective action regulations, the Bank is required to have a common equity to Tier 1 capital ratio of 6.5% and a Tier 1 capital ratio of 8.0%. As of June 30, 2016, the Bank met the capital requirements to be deemed well-capitalized under these new standards.

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

The governing documents of both the Company and the Bank contain provisions, including a staggered board of directors, a supermajority vote requirement, and restrictions on the acquisition of a specified percentage of the outstanding common stock that make it more difficult for a third party to gain control or acquire us without the consent of the board of directors. These provisions could also discourage proxy contests and may make it more difficult for dissident stockholders to elect representatives as directors and take other corporate actions. Moreover, as of September 13, 2016, directors and executive officers controlled the vote of 15.7% of the outstanding common stock of the Company, and participants in the Bank’s ESOP control the vote of 7.9% of the outstanding shares, subject to certain circumstances under which the trustee of the ESOP may control the vote. The provisions in our governing documents and the percentage of voting control by affiliates could have the effect of delaying or preventing a transaction or a change in control that a stockholder might consider to be in the best interests of that stockholder.

We undertake no obligation and disclaim any intention to publish revised information or updates to forward-looking statements contained in the above risk factors or in any other statement made at any time by any director, officer, employee or other representative of the Company, unless and until such revisions or updates are required to be disclosed by applicable securities laws or regulations.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

At June 30, 2016, the net book value of our properties, including construction in progress, was $570,000, and the net book value of our furniture, fixtures and equipment (including computer software) was $199,000. In September 2015, the Bank opened a new branch office in leased office space near downtown Cincinnati. We believe that these facilities are adequate to meet our present and foreseeable needs, other than modest and customary repair and replacement needs.

Information as to our offices and real estate as of June 30, 2016 is set forth below.

	Leased or	Year Acquired	Square	Net Book Value
Location	Owned	or Leased	Footage	of Real Property

Main Office
(including land)

2110 Beechmont Ave.
Cincinnati, Ohio 45230	Owned	1928	2,200	$570

Branch Office

3549 Columbia Parkway
Cincinnati, Ohio 45226	Leased	2015	2,500	$-

Drive-through facility -
construction in progress	Owned	2015	N/A	$199

Item 3. Legal Proceedings

We are not involved in any pending legal proceedings other than routine legal proceedings that are incidental to and occur in the ordinary course of our business. At June 30, 2016, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	There were 884,973 shares of Company common stock outstanding on June 30, 2016, held by approximately 136 stockholders of record.

Our shares trade on the OTC Market under the symbol MWBC. The following table summarizes the quarterly common stock prices as reported by the OTC Markets and dividends declared since the Company’s stock conversion on January 29, 2015.

(b)	Not applicable.

	High	Low	Dividend
Fiscal Year Ended June 30, 2016
Quarter Ended:
June 30, 2016	$16.08	$14.55	$-
March 31, 2016	16.90	14.40	-
December 31, 2015	16.00	14.15	-
September 30, 2015	15.00	14.00	-

Fiscal Period Ended June 30, 2015
Quarter Ended:
June 30, 2015	$15.55	$12.05	$-
March 31, 2015	12.56	10.00	-

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

The Company declared a $0.10 per share dividend in July 2016, which was paid in August 2016.

(c) In February 2016, the Company adopted a share repurchase plan and authorized the purchase of up to 10%, or 87,616, of outstanding shares. There is no fixed termination date for the repurchase plan.

Share repurchases for the three months ended June 30, 2016 were as follows:

Issuer Purchases of Equity Securities

		Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number or Approximate Dollar Value of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
Period
Month #1	4/1/2016 to 4/30/2016	-	$-	-	-
Month #2	5/1/2016 to 5/31/2016	20,000	$15.10	20,000	67,616
Month #3	6/1/2016 to 6/30/2016	-	$-	-	-

Item 6. Selected Financial Data

The following tables set forth selected historical consolidated financial and other data of the Company at and for the years ended June 30, 2016 and 2015.

	At June 30,
	2016	2015
	(In thousands)
Selected Financial Condition Data:
Total assets	$119,007	$106,829
Cash and cash equivalents	3,672	3,665
Interest-bearing deposits in other financial institutions	2,100	3,100
Available-for-sale securities	3,465	4,295
Held-to-maturity securities	986	1,551
Loans and loans held for sale, net	101,709	88,878
Premises and equipment	1,158	322
Federal Home Loan Bank stock	1,192	1,164
Foreclosed assets	-	104
Accrued interest receivable	292	245
Bank owned life insurance	3,469	3,375
Deferred federal income taxes	713	-
Other assets	251	130

Total liabilities
Deposits
Time	40,204	43,448
Other	37,010	24,904
Federal Home Loan Bank advances	25,319	22,360
Other liabilities	350	447
Total shareholders' equity	16,124	15,670

	For the Years Ended June 30,
	2016	2015
	(In thousands, except per share data)
Selected Operating Data:
Interest Income	$3,950	$3,422
Interest Expense	1,206	1,002
Net Interest Income	2,744	2,420
Provision for Loan Losses	13	35
Net Interest Income After Provision for Loan Losses	2,731	2,385
Noninterest Income	378	186
Noninterest Expense	3,133	2,426
Income (Loss) Before Federal Income Tax Benefit	(24)	145
Federal Income Tax Benefit	(713)	-
Net Income	$689	$145
Earnings per share
Basic	$0.86	N/A
Diluted	$0.85	N/A

	At or for the years ended
	June 30,
	2016	2015
Performance ratios:
Return on average assets	0.59%	0.15%
Return on average equity	4.32%	1.32%
Interest rate spread (1)	2.28%	2.49%
Net interest margin (2)	2.44%	2.65%
Efficiency ratio (3)	100.35%	93.09%
Non-interest expense to average total assets	2.70%	2.56%
Average interest-earning assets to average interest-bearing liabilities	114.76%	113.73%
Average equity to average total assets	13.74%	11.57%

Asset Quality Ratios:
Non-performing assets to total assets	1.02%	1.11%
Non-performing loans to total loans	1.19%	1.20%
Allowance for loan losses to non-performing loans	135.24%	147.65%
Allowance for loan losses to total loans	1.61%	1.77%

Capital Ratios: (4)
Total capital (to risk-weighted assets)	19.70%	23.10%
Common equity Tier 1 capital (to risk-weighted assets)	18.40%	21.80%
Tier 1 capital (to risk-weighted assets)	18.40%	21.80%
Tier 1 capital (to total average assets)	12.10%	13.70%

Other Data:
Number of full service offices	2	1

(1)	The interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the period.

(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.

(3)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.

(4)	Bank only capital ratios presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis comparing 2016 to prior years should be read in conjunction with the audited consolidated financial statements as of and for the two years ended June 30, 2016 (the “Financial Statements”).

FORWARD-LOOKING STATEMENTS

Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “may increase,” “may fluctuate,” “will likely result,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” and “could” are generally forward-looking in nature and not historical facts. Results could differ materially from those expressed in such forward-looking statements due to a number of factors, including (1) changes in interest rates; (2) changes in national and local economic and political conditions, including the effects of implementation of the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012, the failure of the federal government to reach an agreement on the federal budget and debt, the continuing economic uncertainty in various parts of the world and the results of elections; (3) competitive pressures in the retail banking, financial services, insurance and other industries; (4) changes in laws and regulations, including changes in accounting standards; (5) changes in policy by regulatory agencies; and (6) changes in the securities markets. Any forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions, and actual results could differ materially from those contemplated by those forward-looking statements. Many of the factors that will determine these results are beyond the Company’s ability to control or predict. The Company disclaims any duty to update any forward-looking statements, all of which are qualified by the statements in this section. See Item 1.A. “Risk Factors” in this annual report for further discussion of the risks affecting the business of the Company and the value of an investment in its shares.

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

Deferred Tax Assets. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax asset will not be realized. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Determining the proper valuation allowance for deferred taxes is critical in properly valuing the deferred tax asset and the related recognition of income tax expense or benefit. At June 30, 2016 and 2015, our deferred tax asset was reduced by a valuation allowance totaling $1.4 million and $2.1 million, respectively, which at June 30, 2015, represented a full valuation allowance applied to our net deferred tax assets. The Company reversed $713,000 of its valuation allowance during the year ended June 30, 2016 based upon an analysis of projected future operating results.

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

Comparison of Financial Condition at June 30, 2016 and June 30, 2015

Total Assets. Total assets were $119.0 million at June 30, 2016, an increase of $12.2 million, or 11.4%, over the $106.8 million total at June 30, 2015. The increase was primarily comprised of a $12.8 million increase in net loans and loans held for sale, which was partially offset by a decrease in interest-bearing deposits in other financial institutions of $1.0 million and a decrease in investment securities of $1.4 million.

Net Loans. Net loans, including loans held for sale, increased by $12.8 million, or 14.4%, to $101.7 million at June 30, 2016 from $88.9 million at June 30, 2015. During the year ended June 30, 2016, we originated $48.8 million of loans, which represented approximately 54.0% of our total loan portfolio at June 30, 2015. These new loan originations were comprised primarily of $29.5 million of one- to four-family residential real estate loans, $7.7 million of commercial real estate loans, $5.9 million of construction loans and $4.2 million of multi-family residential real estate loans. During the year ended June 30, 2016, construction loans increased $3.7 million, or 121%, to $6.7 million at June 30, 2016, multi-family residential real estate loans increased $2.9 million, or 45.9%, to $9.1 million at June 30, 2016, commercial non-real estate loans increased $2.4 million and commercial real estate loans increased $1.6 million, or 9.9%, to $17.5 million at June 30, 2016.

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

During the latter part of fiscal 2013, we initiated a program to sell certain fixed-rate, 30-year term mortgage loans in the secondary market. We have sold loans on both a servicing released and servicing retained basis, in transactions with the FHLB-Cincinnati through its mortgage purchase program, and to other investors. We sold $6.7 million of loans to the FHLB-Cincinnati in the year ended June 30, 2016. Total loans sold and serviced totaled $8.2 million at June 30, 2016. In addition, during the year ended June 30, 2016, we sold certain jumbo residential mortgage loans totaling $5.7 million to another financial institution, retaining servicing on these loans. Management intends to continue this sales activity in future periods.

Interest Bearing Deposits in Other Financial Institutions. Interest-bearing time deposits in other banks decreased by $1.0 million, or 32.3%, to a total of $2.1 million at June 30, 2016, compared to $3.1 million at June 30, 2015. The decrease in 2016 was due to the use of excess cash in 2016 to originate loans.

Investment Securities. Investment securities decreased $1.4 million, or 23.9%, to $4.5 million at June 30, 2016 from June 30, 2015. The decrease consisted primarily of called securities and principal repayments on mortgage-backed securities, which were partially offset by $494,000 in securities purchased during the year ended June 30, 2016.

The yield on our investment securities increased to 2.01% for the year ended June 30, 2016 compared to 1.60% for the year ended June 30, 2015. At June 30, 2016, investment securities classified as available-for-sale and held-to-maturity consisted entirely of government-sponsored mortgage-backed securities.

Foreclosed Assets. The Company had no foreclosed assets at June 30, 2016 compared to $104,000 at June 30, 2015, as we sold the one parcel of foreclosed real estate during the year ended June 30, 2016.

Deposits. Deposits increased by $8.9 million, or 13.0%, to $77.2 million at June 30, 2016 from June 30, 2015. Our core deposits, which consist of all deposit account types except certificates of deposit, increased $12.1 million, or 48.6%, to $37.0 million at June 30, 2016 from $24.9 million at June 30, 2015. Certificates of deposit decreased $3.2 million, or 7.5%, to $40.2 million at June 30, 2016 from $43.4 million at June 30, 2015. During the year ended June 30, 2016, management continued its strategy of pursuing growth in demand accounts and other lower cost core deposits. Demand accounts were first offered by the Company during the year ended June 30, 2013 and totaled $25.3 million at June 30, 2016. Management intends to continue its efforts to increase core deposits, with a special emphasis on growth in consumer and business demand deposits.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances increased $3.0 million, or 13.2%, to $25.3 million at June 30, 2016 from $22.4 million at June 30, 2015. Management has pursued a strategy of periodically increasing these advances, to take advantage of this low-cost source of funding during the low interest rate environment, for growth in the Company’s loans and investments. The aggregate cost of these advances was 1.39% at June 30, 2016, compared to the Company’s cost of deposits of 1.06% at June 30, 2016.

Stockholders’ Equity. Total stockholders’ equity increased $448,000, or 2.9%, to $16.1 million at June 30, 2016 compared to $15.7 million at June 30, 2015. The increase was primarily attributable to net income of $689,000 for the year ended June 30, 2016, and a $12,000 decrease in the accumulated other comprehensive loss, which were partially offset by the purchase of treasury shares totaling $302,000.

Comparison of Results of Operations for the Year Ended June 30, 2016 and June 30, 2015

General. Our net income for the year ended June 30, 2016 was $689,000, compared to $145,000 for the year ended June 30, 2015, an increase of $544,000. The increase in net income was primarily due to a $324,000 increase in net interest income, a $22,000 decrease in the provision for loan losses, a $192,000 increase in noninterest income and a $713,000 federal income tax benefit, which were partially offset by a $707,000 increase in noninterest expenses.

Average Balance Sheets. The following table sets forth average balance sheets, average yields and costs, and certain other information for the years ended June 30, 2016 and 2015. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of net deferred costs, discounts and premiums that are accreted to interest income.

	For the Years Ended June 30,
	2016			2015
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate

Interest-earning assets:
Loans	$97,083	$3,712	3.82%	$78,080	$3,198	4.10%
Investment securities	5,215	98	1.88%	6,482	104	1.60%
Other interest-earning assets (1)	10,003	140	1.40%	6,910	120	1.74%
Total interest-earning assets	112,301	3,950	3.52%	91,472	3,422	3.74%
Noninterest-earning assets	5,363			5,008
Allowance for loan losses	(1,620)			(1,572)
Total assets	$116,044			$94,908

Interest-bearing liabilities:
Demand accounts	$20,242	191	0.94%	$5,405	43	0.80%
Money market accounts	2,760	15	0.54%	2,944	15	0.51%
Savings accounts	9,046	31	0.34%	8,933	20	0.22%
Certificates of deposit	43,114	640	1.48%	43,544	630	1.45%
Total deposits	75,162	877	1.17%	60,827	708	1.16%
FHLB advances	22,695	329	1.45%	19,599	294	1.50%
Total interest-bearing liabilities	97,857	1,206	1.23%	80,426	1,002	1.25%
Noninterest-bearing liabilities	2,242			3,500
Total liabilities	100,099			83,927
Equity	15,945			10,981
Total liabilities and equity	$116,044			$94,908

Net interest income		$2,744			$2,420
Net interest rate spread (2)			2.28%			2.49%
Net interest-earning assets (3)	$14,444			$11,046
Net interest margin (4)			2.44%			2.65%
Average interest-earning assets to interest-bearing liabilities	114.76%			113.73%

(1) Consists of stock in the FHLB and interest-bearing deposits in other banks.

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

	Years Ended June 30,
	2016 vs. 2015
			Total
	Increase (decrease) due to		Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$738	$(224)	$514
Investment securities	(22)	16	(6)
Other interest-earning assets	46	(26)	20
Total interest-earning assets	762	(234)	528

Interest-bearing liabilities:
Interest-bearing demand	139	9	148
Money market accounts	(1)	1	-
Savings accounts	-	11	11
Certificates of deposit	(6)	16	10
Total deposits	132	37	169
Borrowings	45	(10)	35
Total interest-bearing liabilities	178	27	204

Change in net interest income	$585	$(262)	$324

Interest Income. Interest income increased $528,000, or 15.4%, to $4.0 million for the year ended June 30, 2016 from $3.4 million for the year ended June 30, 2015. This increase was attributable to a $514,000 increase in interest on loans receivable and a $20,000 increase in interest on other interest-earning assets, which were partially offset by a $6,000 decrease in interest on investment securities. The average balance of loans during the year ended June 30, 2016 increased by $19.0 million, or 24.3%, from the balance for the year ended June 30, 2015, while the average yield on loans decreased by 28 basis points to 3.82% for the year ended June 30, 2016 from 4.10% for the year ended June 30, 2015. The decrease in average yield on loans was due to the declining interest rate environment, as well as an increase in payoffs of higher interest rate loans as customers refinanced loans at lower interest rates.

The average balance of investment securities decreased $1.3 million to $5.2 million for the year ended June 30, 2016 from $6.5 million for the year ended June 30, 2015, while the average yield on investment securities increased by 28 basis points to 1.88% for the year ended June 30, 2016 from 1.60% for the year ended June 30, 2015. Interest income on other interest-earning assets, including certificates of deposit in other financial institutions, increased $20,000, or 16.7%, for the year ended June 30, 2016, due primarily to a $3.1 million increase in the average balance, to $10.0 million for the year ended June 30, 2016, partially offset by a 23 basis point decrease in the yield, to 1.40% for the year ended June 30, 2016. The increase in interest income on other interest-earning assets was due primarily to accretion of $39,000 of a total $120,000 Bank Enterprise Award the Company received from the U.S. Government-sponsored Community Development Financial Institutions Fund (“CDFI”) based on certificates of deposit placed with qualifying financial institutions participating in the program. The award is being accreted into interest income over the remaining term of the certificates of deposit, and will result in recognition of interest income totaling approximately $22,000 over the next two quarters.

Interest Expense. Total interest expense increased $204,000, or 20.4%, to $1.2 million for the year ended June 30, 2016 from $1.0 million for the year ended June 30, 2015. Interest expense on deposit accounts increased $169,000, or 23.9%, to $877,000 for the year ended June 30, 2016 from $708,000 for the year ended June 30, 2015. The increase was primarily due to an increase of $14.3 million, or 23.6%, in the average balance of deposits to $75.2 million for the year ended June 30, 2016, and an increase of one basis point in the average cost of interest-bearing deposits to 1.17% for the year ended June 30, 2016 from 1.16% for the year ended June 30, 2015.

Interest expense on FHLB advances increased $35,000 to $329,000 for the year ended June 30, 2016 from $294,000 for the year ended June 30, 2015. The average balance of advances increased by $3.1 million, or 15.8%, to $22.7 million for the year ended June 30, 2016 compared to the year ended June 30, 2015, while the average cost of these advances decreased by five basis points to 1.45% from 1.50%. As noted above, management elected to increase outstanding advances as a source of lower-cost funding.

Net Interest Income. Net interest income increased $324,000, or 13.4%, to $2.7 million for the year ended June 30, 2016 compared to $2.4 million for the year ended June 30, 2015. The interest rate spread declined by 21 basis points to 2.28% for the year ended June 30, 2016. Our net interest margin declined to 2.44% for the year ended June 30, 2016 from 2.65% for the year ended June 30, 2015. The interest rate spread was impacted by a continuation of a low interest rate environment.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” we recorded a provision for loan losses of $13,000 for the year ended June 30, 2016, a decrease of $22,000, or 62.9%, from the $35,000 provision recorded for the year ended June 30, 2015. The allowance for loan losses was $1.6 million, or 1.61% of total loans, at June 30, 2016, compared to $1.6 million, or 1.77% of total loans, at June 30, 2015. The decrease in the provision for loan losses in the year ended June 30, 2016, compared to the year ended June 30, 2015, was due primarily to a continuation of a trend of low balances of loan charge-offs, nonperforming loans and delinquent loans in the fiscal 2016 period. Total nonperforming loans were $1.2 million at June 30, 2016, compared to $1.1 million at June 30, 2015. Classified loans declined to $1.5 million at June 30, 2016, compared to $1.8 million at June 30, 2015, and total loans past due greater than 30 days were $601,000 and $309,000 at those respective dates. Net recoveries totaled $20,000 for the year ended June 30, 2016, compared to net recoveries of $30,000 for the year ended June 30, 2015. As a percentage of nonperforming loans, the allowance for loan losses was 135.2% at June 30, 2016 compared to 147.6% at June 30, 2015. Management has continued a strategy focused on resolution of problem loans and a reduction of our volume of nonperforming loans. The provision for loan losses in the years ended June 30, 2016 and 2015 was attributable primarily to estimated losses recognized on certain impaired loans as well as our overall growth in loans and the change in the loan product mix, as we continued our efforts to diversify the loan portfolio from its traditional focus on one- to four-family residential loans.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover probable incurred losses in the loan portfolio at June 30, 2016 and 2015. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income increased $192,000, or 103.2%, to $378,000 for the year ended June 30, 2016 from $186,000 for the year ended June 30, 2015. The increase was primarily due to an increase in gain on sale of loans of $169,000 and an increase in gains on sale of foreclosed assets of $6,000. The increase in gains on sales of loans was due to a $3.6 million increase in the volume of loans sold, as the Company continued a program to sell certain fixed-rate loans in the secondary market, and a sale of certain jumbo residential loans totaling $5.7 million to another financial institution.

Non-Interest Expense. Non-interest expense increased $707,000, or 29.1%, to $3.1 million for the year ended June 30, 2016 compared to $2.4 million for the year ended June 30, 2015. The increase was primarily attributable to a $375,000, or 26.7%, increase in salaries and employee benefits, a $96,000, or 71.1%, increase in occupancy and equipment, a $46,000, or 47.4%, increase in data processing, a $31,000, or 48.4%, increase in franchise taxes and a $102,000, or 34.5%, increase in professional services. The increase in salaries and employee benefits expense was due primarily to staffing increases, normal merit increases and bonus compensation, the full year expense associated with the ESOP plan and the effects of the new share-based compensation plan. Occupancy and equipment expense increased due primarily to expenses associated with the new branch location which opened in September 2015. Data processing expense increase due to the Company’s overall growth in loans and deposits over the year. Franchise taxes increased due to the increase in the Company’s shareholders’ equity following the issuance of shares. Professional fees increased as a result of costs associated with the Bank’s name change during the year, the implementation of the new equity compensation plan and related special shareholders meeting held in April 2016, and costs related to the reporting requirements of a public stock company.

Federal Income Taxes. We recorded a federal income benefit provision totaling $713,000 in the year ended June 30, 2016, compared to no federal income tax expense or benefit in the year ended June 30, 2015. The income tax benefit in fiscal 2016 represented a partial reversal of the impairment valuation allowance on the Company’s deferred tax assets. Management evaluated the deferred tax asset based primarily upon a projection of future operating results and determined that a partial reversal of the impairment valuation allowance was required at June 30, 2016. We had a valuation allowance on the net deferred tax assets of $1.4 million and $2.1 million at June 30, 2016 and 2015, respectively. The deferred tax asset will only be recognized in future periods when it is more likely than not that the net deferred tax asset can be realized, primarily through the generation of sustainable taxable income.

SECURITIES

The following table sets forth the composition of our investment securities portfolio at the dates indicated, excluding stock of the FHLB-Cincinnati.

	At June 30,
	2016		2015
	Book	Fair	Book	Fair
	Value	Value	Value	Value
Available-for-sale Securities:
U. S. Government agency bonds	$-	$-	$498	$493
Mortgage-backed securities of U.S. government sponsored entities - residential	3,445	3,465	3,783	3,802
	3,445	3,465	4,281	4,295
Held-to-maturity Securities:
Mortgage-backed securities	986	996	1,551	1,480

	$4,431	$4,461	$5,832	$5,775

At June 30, 2016, we had no investments in a single entity (other than United States government agency or sponsored securities) that had an aggregate book value in excess of 10% of our total stockholders’ equity.

Securities Portfolio Maturities and Yields. The composition and contractual maturities of the investment securities portfolio at June 30, 2016 are summarized in the following table. Note, however, that mortgage-backed securities are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan prepayments. In addition, under the structure of some of our CMOs, the short- and intermediate-tranche interests have repayment priority over the longer term tranches of the same underlying mortgage pool.

			Weighted-
	Amortized Cost	Fair Value	Average Yield
Available-for-sale Securities:
Mortgage-backed securities
Due after five to ten years	$2,257	$2,267	1.37%
Due in more than ten years	1,187	1,198	1.62%
Total available for sale securities	$3,445	$3,465	1.56%

Held-to-maturity Securities:
Mortgage-backed securities
Due in more than ten years	$986	$996	2.48%

LOANS

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated.

	At June 30,
	2016		2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential
Owner occupied	$53,060	52.3%	$53,795	59.5%
Non-owner occupied	12,234	12.1%	11,375	12.6%
Multi-family	9,076	8.9%	6,221	6.9%
Commercial	17,486	17.2%	15,908	17.6%
Construction and land	6,720	6.6%	3,041	3.3%
Commercial	2,397	2.4%	-	0.0%
Consumer and other	548	0.5%	93	0.1%

Total loans	101,521	100.0%	90,433	99.9%

Less:
Net deferred loan fees, premiums and discounts	60		47
Allowance for loan losses	(1,635)		(1,602)

Total loans receivable, net	$99,946		$88,878

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2016. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments.

	One- to Four-Family		Multi-family residential		Commercial Real Estate
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(Dollars in thousands)
Due During the Years Ending June 30,
2017	$361	4.02%	$-	-	$917	4.45%
2018	36	3.16%	-	-	720	3.39%
2019	43	4.30%	-	-	72	3.25%
2020 to 2021	222	5.54%	1,600	3.00%	81	4.00%
2022 to 2026	9,608	3.12%	629	3.88%	2,773	3.48%
2027 to 2031	7,602	3.83%	2,821	3.79%	4,977	3.87%
2032 and beyond	47,422	4.05%	4,026	4.09%	7,946	4.29%

Total	$65,294	3.89%	$9,076	3.79%	$17,486	4.01%

	Construction		Commercial		Consumer and other		Total
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(Dollars in thousands)
Due During the Years Ending June 30,
2017	$1,604	3.69%	$-	-	$367	4.69%	$3,249	4.09%
2018	13	4.25%	1,043	3.29%	113	3.52%	1,925	3.36%
2019	-	-	-	-	13	4.29%	128	3.71%
2020 to 2021	136	3.00%	439	1.75%	55	5.35%	2,533	3.09%
2022 to 2026	2,282	3.87%	915	4.46%	-	-	16,207	3.39%
2027 to 2031	39	2.75%	-	-	-	-	15,439	3.84%
2032 and beyond	2,646	3.19%	-	-	-	-	62,040	4.05%

Total	$6,720	3.54%	$2,397	3.45%	$548	4.51%	$101,521	3.87%

Fixed and Adjustable-Rate Loan Schedule. The following table sets forth our fixed- and adjustable-rate loans at June 30, 2016 that are contractually due after June 30, 2017.

	Due after June 30, 2017
	Fixed	Adjustable	Total
	(In thousands)

Real estate loans:
One to four family residential	$33,688	$31,245	$64,933
Multi-family residential	2,746	6,330	9,076
Commercial	4,344	12,225	16,569
Construction	2,354	2,762	5,116
Commercial business	1,043	1,354	2,397
Consumer	181	-	181
Total	$44,356	$53,916	$98,272

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

Troubled Debt Restructurings. We occasionally modify loans to help a borrower stay current on his or her loan and to avoid foreclosure.  We consider modifications only after analyzing the borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. We generally do not forgive principal or interest on loans, but may do so if it is in our best interest and increases the likelihood that we can collect the remaining principal balance. We may modify the terms of loans to lower interest rates (which may be at below market rates), to provide for fixed interest rates on loans where fixed rates are otherwise not available, or to provide for interest-only terms. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and that is in our best interests. At June 30, 2016, we had 16 loans totaling $1.1 million that were classified as troubled debt restructuring. Of these, 10 loans totaling $539,000 were included in our non-accrual loans at such date because they were either not performing in accordance with their modified terms or had been performing in accordance with their modified terms for less than six months since the date of restructuring.

For the years ended June 30, 2016 and 2015, interest income that would have been recorded had our non-accruing troubled debt restructurings been current in accordance with their original terms was $46,000 and $87,000, respectively. No interest income was recognized on such loans for the years ended June 30, 2016 and 2015.

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

Loans Delinquent For
	30-59 Days		60-89 Days		90 Days and Over		Totals
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
(Dollars in thousands)
At June 30, 2016
Real estate loans:
One- to four-family residential
Owner occupied	2	$136	1	$86	-	$-	3	$222
Non-owner occupied	5	379	-	-	-	-	-	379
Multi-family	-	-	-	-	-	-	-	-
Commercial	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-	-

Total	7	$515	1	$86	-	$-	3	$601

At June 30, 2015
Real estate loans:
One- to four-family residential
Owner occupied	2	$223	-	$-	2	$86	4	$309
Non-owner occupied	-	-	-	-	-	-	-	-
Multi-family	-	-	-	-	-	-	-	-
Commercial	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-	-
-
Total	2	$223	-	$-	2	$86	4	$309

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

The following table sets forth our amounts of classified assets, assets designated as special mention and total criticized assets (classified assets and loans designated as special mention) as of the date indicated. Amounts shown at June 30, 2016 and 2015, include approximately $1.2 million and $1.1 million of nonaccrual loans, respectively. The related specific valuation allowance in the allowance for loan losses for such nonperforming loans was $188,000 and $204,000 at June 30, 2016 and 2015, respectively.

	At June 30,
	2016	2015
	(In thousands)
Classified assets:
Substandard loans (1)	$1,512	$1,843
Doubtful loans	-	-
Loss loans	-	-
Real estate owned and other repossessed assets	-	104
Total classified assets	1,512	1,947
Special mention	-	-
Total criticized assets	$1,512	$1,947

The decrease in classified assets to $1.5 million at June 30, 2016 from $1.9 million at June 30, 2015, was primarily due to the continued enhanced review of our nonperforming assets by our senior management. At June 30, 2016, substandard assets consisted of $836,000 one- to four-family owner occupied real estate loans and $676,000 of one- to four-family non-owner occupied real estate loans. At June 30, 2016, our largest classified loan relationship was $379,000 secured by five parcels of one- to four-family non-owner-occupied real estate.

Non-Performing Assets. Non-performing assets were $1.2 million, or 1.0% of total assets, at June 30, 2016 compared to $1.2 million, or 1.1% of total assets, at June 30, 2015. Management has continued to focus on collection and resolution of nonperforming assets, while enhanced stringent underwriting practices by our new management team, and a change in lending focus away from non-owner occupied residential loans and subprime loans, has resulted in higher quality loans comprising the growth in our loan portfolio. The largest components of non-performing loans were non-owner occupied residential loans and subprime residential loans originated prior to the change in management that occurred in 2012. At June 30, 2016, our largest non-performing loan relationship consisted of five parcels of one- to four-family non-owner occupied real estate in the amount of $379,000.

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

The following table sets forth information regarding our non-performing assets at the dates indicated.

	At June 30,
	2016	2015
	(In thousands)
Nonaccrual loans:
Real estate loans:
One- to four-family residential:
Owner occupied	$568	$795
Non-owner occupied	641	290
Multi-family	-	-
Commercial	-	-
Construction	-	-
Commercial business	-	-
Consumer	-	-
Total non-accrual loans	1,209	1,085

Accruing loans 90 days or more past due	-	-

Total nonperforming loans	1,209	1,085

Real estate owned:
One- to four-family residential owner occupied	-	104

Total nonperforming assets	$1,209	$1,189

Troubled debt restructurings:
Real estate loans:
One- to four-family residential:
Owner occupied	791	947
Non-owner occupied	202	224
Multi-family	-	-
Commercial	145	153
Construction	-	-
Commercial business	-	-
Consumer	-	-
Total troubled debt restructured loans	$1,138	$1,324

Total non-performing loans and troubled debt restructurings	$-	$-

Ratios:
Non-performing loans to total loans	1.17%	1.20%
Non-performing assets to total assets	1.02%	1.11%
Non-performing assets and troubled debt restructurings to total assets	1.52%	1.72%

(1)	Net of loans that are included in both nonaccrual status and troubled debt restructurings of $672,000 and $847,000 at June 30, 2016 and 2015, respectively.

For the years ended June 30, 2016 and 2015, interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $73,000 and $87,000, respectively. No interest income was recognized on such loans for the years ended June 30, 2016 and 2015.

Non-performing owner occupied one- to four-family residential real estate loans totaled $568,000 at June 30, 2016 and consisted of eight loans, the largest of which totaled $93,000. Non-performing non-owner occupied one- to four-family real estate loans totaled $641,000 at June 30, 2016 and consisted of ten loans.

At June 30, 2016, our three largest non-performing loan relationships were loans totaling $379,000 (secured by non-owner occupied real estate), $149,000 (secured by both owner-occupied and non-owner-occupied real estate) and $113,000 (secured by non-owner-occupied real estate).

Other Loans of Concern. There were no other loans at June 30, 2016 that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

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

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the years ended June 30, 2016 and 2015.

	At or For the Year Ended
	June 30,
	2016	2015
	(Dollars in thousands)

Balance at beginning of year	$1,602	$1,537

Charge-offs:
Real estate loans:
One- to four-family residential:
Owner occupied	-	(3)
Non-owner occupied	-	-
Multi-family	-	-
Commercial	-	-
Construction	-	-
Commercial business	-	-
Consumer	-	-
Total charge-offs	-	(3)

Recoveries:
Real estate loans:
One- to four-family residential:
Owner occupied	14	27
Non-owner occupied	-	-
Multi-family	-	-
Commercial	-	-
Construction	-	-
Commercial business	-	-
Consumer	6	6
Total recoveries	20	33

Net (charge-offs) recoveries	20	30

Provision for loan losses	13	35

Balance at end of year	$1,635	$1,602

Ratios:
Net charge-offs (recoveries) to average loans outstanding	(0.02)%	(0.04)%
Allowance for loan losses to non-performing loans at end of year	135.24%	147.65%
Allowance for loan losses to total loans at end of year	1.61%	1.77%

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

	At June 30,
	2016			2015
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$1,313	80.3%	64.3%	$1,417	88.5%	72.1%
Multi-family	39	2.4%	8.9%	3	0.2%	6.9%
Commercial	167	10.2%	17.2%	124	7.7%	17.6%
Construction	116	7.1%	6.6%	58	3.6%	3.3%
Commercial	-	-	2.4%	-	-	-
Consumer and other	-	-	0.5%	-	-	0.1%
Total allocated allowance	1,635	100.0%	100.0%	1,602	100.0%	100.0%
Unallocated allowance	-	-	-	-	-	-
Total allowance for loan losses	$1,635	100.0%	100.0%	$1,602	100.0%	100.0%

At June 30, 2016, our allowance for loan losses represented 1.61% of total loans and 135.24% of non-performing loans and at June 30, 2015, our allowance for loan losses represented 1.77% of total loans and 147.65% of non-performing loans. There were $20,000 and $30,000 in net loan recoveries during the years ended June 30, 2016 and 2015, respectively.

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

Our deposits are primarily obtained from areas surrounding our main office, and therefore deposit generation is significantly influenced by general and local economic conditions, changes in prevailing interest rates, internal pricing decisions and competition in our market area, which includes numerous financial institutions of varying sizes offering a wide range of products and services. Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits has been and will continue to be significantly affected by market conditions, including competition and prevailing interest rates. At June 30, 2016, $40.2 million, or 52.1% of our total deposit accounts, were certificates of deposit, of which $26.3 million had maturities of one year or less.

The following table sets forth the distribution of our average total deposit accounts, by account type, for the years ended June 30, 2016 and 2015.

	For the Years Ended June 30,
	2016			2015
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Non-interest bearing demand	$2,102	2.7%	0.00%	$2,404	3.8%	0.00%
Interest bearing demand	20,242	26.2%	0.94%	5,405	8.5%	0.80%
Savings	9,046	11.7%	0.34%	8,933	14.1%	0.22%
Money market	2,760	3.6%	0.54%	2,944	4.7%	0.51%
Certificates of deposit	43,114	55.8%	1.48%	43,544	68.9%	1.45%

	$77,264	100.0%	1.14%	$63,230	100.0%	1.06%

The following table sets forth our deposit activities for the years ended June 30, 2016 and 2015.

	At or for the years ended
	June 30,
	2016	2015
	(In thousands)
Beginning balance	$68,352	$60,710
Net deposits before interest credited	7,985	7,106
Interest credited	877	536
Net increase in deposits	8,862	7,642
Ending balance	$77,214	$68,352

The following table sets forth certificates of deposit classified by interest rate as of June 30, 2016 and 2015.

	At June 30,
	2016	2015
	(In thousands)
Interest Rate:

Less than 1%	$9,778	$13,355
1.00% - 1.99%	22,082	18,555
2.00% - 2.99%	8,137	11,331
3.00% - 3.99%	207	207
4.00% - 4.99%	-	-
5.00% - 5.99%	-	-

Total	$40,204	$43,448

Maturities of Certificates of Deposit Accounts. The following table sets forth the amount and maturities of certificate of deposit accounts at June 30, 2016.

	At June 30, 2016
	Period to Maturity
	Less than or Equal to One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years	Total	Percentage of Total
	(Dollars in thousands)
Interest Rate Range:
Less than or equal to 1.00%	$6,228	$2,940	$530	$80	$9,778	24.3%
1.00% - 1.99%	13,457	5,240	2,736	649	22,082	54.9%
2.00% - 2.99%	6,434	-	1,487	216	8,137	20.2%
3.00% - 3.99%	207	-	-	-	207	0.5%
4.00% - 4.99%	-	-	-	-	-	-
5.00% - 5.99%	-	-	-	-	-	-

Total	$26,326	$8,180	$4,753	$945	$40,204	100.00%

As of June 30, 2016, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $19.1 million. At June 30, 2016 and 2015, time deposits in denominations of $250,000 or more were $5.0 million and $3.6 million, respectively.

The following table sets forth the maturity of certificates in amounts of $100,000 or more as of June 30, 2016.

At
June 30, 2016
(In thousands)

Three months or less	$4,365
Over three months through six months	2,113
Over six months through one year	6,057
Over one year to three years	6,184
Over three years	424

Total	$19,143

Borrowings. We may obtain advances from the FHLB-Cincinnati upon the security of our capital stock in the FHLB-Cincinnati and certain of our mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to reprice than our deposits, they can change our interest rate risk profile. During the past several years, we have increased our balance of FHLB-Cincinnati advances, and have used laddered terms to maturity of between 15 to 20 years and fixed rates. See Note 7 to the Financial Statements for information on the maturity of our FHLB-Cincinnati advances. At June 30, 2016, we had $25.3 million in outstanding advances from the FHLB-Cincinnati. At June 30, 2016, based on available collateral and our ownership of FHLB stock, and based upon our internal policy, we had access to additional FHLB-Cincinnati advances of up to $20.1 million, including $10.0 million on a line of credit with the FHLB-Cincinnati.

The following table sets forth information concerning balances and interest rates on our FHLB-Cincinnati advances at the dates and for the periods indicated. We did not have any borrowings other than FHLB-Cincinnati advances at or during the years ended June 30, 2016 and 2015.

	At or For the Years Ended June 30,
	2016	2015
	(Dollars in thousands)

Balance at end of year	$25,319	$22,360
Average balance during year	$22,695	$19,599
Maximum outstanding at any month end	$25,319	$24,860
Weighted average interest rate at end of year	1.39%	1.41%
Average interest rate during year	1.45%	1.50%

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities and calls of securities. We also have the ability to borrow from the FHLB-Cincinnati. At June 30, 2016, based on available collateral and our ownership of FHLB stock, and based upon our internal policy, we had access to additional FHLB-Cincinnati advances of up to $20.1 million, and an additional $10.0 million on a line of credit with the FHLB-Cincinnati. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments including interest-bearing demand deposits. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments.

At June 30, 2016, we exceeded all of our regulatory capital requirements. In addition, at June 30, 2016, the Bank exceeded all capital requirements to be deemed well-capitalized under the prompt corrective action regulations. See “Note 9: Regulatory Matters” to the Financial Statements for requirements and actual capital amounts.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At June 30, 2016, we had outstanding commitments to originate loans of $9.4 million, including undisbursed funds on construction loans and funds available on undrawn lines of credit. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2016 totaled $26.3 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Economic Value of Equity. We compute amounts by which the economic value of equity from our cash flow from assets, liabilities and off-balance sheet items (“EVE”) would change in the event of a range of assumed changes in market interest rates. We measure our interest rate risk and potential change in our EVE through the use of a financial model provided by an outside consulting firm. This model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of EVE. Historically, the model estimated the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 400 basis points in 100 basis point increments. However, given the current low level of market interest rates, an EVE calculation for an interest rate decrease of greater than 100 basis points has not been prepared. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

The table below sets forth, as of June 30, 2016, the estimated changes in the EVE that would result from the designated changes in the United States Treasury yield curve under an instantaneous parallel shift for the Bank. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

June 30, 2016
		Estimated Increase (Decrease) in		EVE as a Percentage of Economic Value of Assets (3)
Change in Interest		EVE		EVE	Increase
Rates (basis points) (1)	Estimated EVE (2)	Amount	Percent	Ratio	(Decrease)
(Dollars in thousands)

+300	$14,033	$(1,580)	(10)%	12.6%	(0.4)%
+200	14,445	(1,168)	(8)	12.7%	(0.3)
+100	15,064	(549)	(4)	12.9%	(0.1)
—	15,613	—	—	13.0%	—
-100	16,666	1,053	7	13.6%	0.6

(1)	Assumes instantaneous parallel changes in interest rates.

(2)	EVE or Economic Value of Equity at Risk measures the Bank’s exposure to equity due to changes in a forecast interest rate environment.

(3)	EVE Ratio represents Economic Value of Equity divided by the economic value of assets which should translate into built in stability for future earnings.

The table above indicates that at June 30, 2016, in the event of an instantaneous parallel 100 basis point decrease in interest rates, we would experience a 7% increase in EVE. In the event of an instantaneous 100 basis point increase in interest rates, we would experience a 4% decrease in EVE.

The table below sets forth, as of June 30, 2016, the estimated changes in net interest income over the next twelve months that would result for the Bank from the designated changes in the United States Treasury yield curve under an instantaneous parallel shift. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. The calculated changes assume an immediate shock of the static yield curve.

	Net Interest Income	Year 1 Change
Rate shift (1)	Year 1 Forecast	From Level
(In thousands)
+400	$3,164	8.8%
+300	3,100	6.6%
+200	3,036	4.4%
+100	2,972	2.2%
Level	2,909	—
-100	2,999	3.1%

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

Item 8. Financial Statements and Supplementary Data

MW Bancorp, Inc.

Report of Independent Registered Public Accounting Firm and
Consolidated Financial Statements

June 30, 2016 and 2015

MW Bancorp, Inc.

June 30, 2016 and 2015

67

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

MW Bancorp, Inc.

Cincinnati, Ohio

We have audited the accompanying consolidated balance sheets of MW Bancorp, Inc. (the “Company”) as of June 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MW Bancorp, Inc. as of June 30, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis Decosimo, LLC

Greenville, South Carolina

September 23, 2016

www.elliottdavis.com

MW Bancorp, Inc.

Consolidated Balance Sheets

June 30, 2016 and 2015

(In thousands, except share data)

	June 30,
	2016	2015
Assets

Cash and due from banks	$258	$88
Interest-bearing demand deposits	3,414	3,577

Cash and cash equivalents	3,672	3,665

Interest-bearing deposits in other financial institutions	2,100	3,100
Available-for-sale securities	3,465	4,295
Held-to-maturity securities (fair value of $996 and $1,480 at June 30, 2016 and 2015, respectively)	986	1,551
Loans held for sale	1,763	-
Loans, net of allowance for loan losses of $1,635 and $1,602	99,946	88,878
Premises and equipment, net	1,158	322
Federal Home Loan Bank stock, at cost	1,192	1,164
Foreclosed assets, net	-	104
Accrued interest receivable	292	245
Bank owned life insurance	3,469	3,375
Other assets	251	130
Deferred federal income taxes	713	-

Total assets	$119,007	$106,829
Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand and money market	$27,736	$16,295
Savings	9,274	8,609
Time	40,204	43,448

Total deposits	77,214	68,352

Federal Home Loan Bank advances	25,319	22,360
Other liabilities	350	447

Total liabilities	102,883	91,159

Commitments and Contingent Liabilities (Note 14)

Shareholders' Equity
Preferred stock - authorized 1,000,000 shares, $0.01 par value, none issued	-	-
Common stock - authorized 30,000,000 shares, $0.01 par value, 904,973 shares issued	9	9
Additional paid-in-capital	7,835	7,386
Shares acquired by ESOP	(666)	(701)
Unearned compensation - restricted stock awards	(429)	-
Retained earnings	9,756	9,067
Accumulated other comprehensive loss	(79)	(91)
Treasury stock, 20,000 shares at June 30, 2016	(302)	-

Total shareholders' equity	16,124	15,670

Total liabilities and shareholders' equity	$119,007	$106,829

See Notes to Consolidated Financial Statements

MW Bancorp, Inc.

Consolidated Statements of Income

Years Ended June 30, 2016 and 2015

(In thousands, except share data)

	Years Ended June 30,
	2016	2015
Interest Income
Loans, including fees	$3,712	$3,198
Investment securities	98	104
Interest-bearing deposits	140	120

Total interest income	3,950	3,422

Interest Expense
Deposits	877	708
Federal Home Loan Bank advances	329	294

Total interest expense	1,206	1,002

Net Interest Income	2,744	2,420

Provision for Loan Losses	13	35

Net Interest Income After Provision for Loan Losses	2,731	2,385

Noninterest Income
Gain on sale of loans	219	50
Gain on sale of foreclosed assets, net	21	15
Gain on investment securities transactions	1	-
Income from Bank owned life insurance	94	92
Other operating	43	29

Total noninterest income	378	186

Noninterest Expense
Salaries and employee benefits	1,777	1,402
Occupancy and equipment	231	135
Data processing	143	97
Franchise taxes	95	64
FDIC insurance premiums	78	70
Professional services	398	296
Advertising	56	43
Office supplies	51	24
Business entertainment	49	40
Other	255	255

Total noninterest expense	3,133	2,426

Income (Loss) Before Federal Income Tax Benefit	(24)	145

Federal Income Tax Benefit	(713)	-

Net Income	$689	$145

Basic earnings per share	$0.86	N/A
Diluted earnings per share	$0.85	N/A

Weighted-average shares outstanding
Basic	804,698	N/A
Diluted	808,192	N/A

See Notes to Consolidated Financial Statements

MW Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss)

Years Ended June 30, 2016 and 2015

(In thousands)

	Years Ended June 30,
	2016	2015

Net income	$689	$145

Other comprehensive income:
Unrealized holding gains (losses) on securities available for sale	7	(6)

Reclassification adjustment for gains realized in net income	(1)	-

Amortization of net unrealized holding loss on held-to-maturity securities	6	8

Net unrealized gains	12	2
Tax effect	-	-
Total other comprehensive income	12	2

Comprehensive income	$701	$147

See Notes to Consolidated Financial Statements

MW Bancorp, Inc.

Consolidated Statements of Shareholders’ Equity

Years Ended June 30, 2016 and 2015

(In thousands)

				Unearned		Accumulated
		Additional	Shares	Compensation-		Other		Total
	Common	Paid-in	Acquired	Restriceted	Retained	Comprehensive	Treasury	Shareholders'
	Stock	Capital	by ESOP	Stock Awards	Earnings	Income (Loss)	Stock	Equity

Balance at July 1, 2014	$-	$-	$-	$-	$8,922	$(93)	$-	$8,829

Proceeds from issuance of common stock	9	7,386	(701)	-	-	-	-	6,694

Net income	-	-	-	-	145	-	-	145

Other comprehensive income	-	-	-	-	-	2	-	2

Balance at June 30, 2015	9	7,386	(701)	-	9,067	(91)	-	15,670

Net income	-	-	-	-	689	-	-	689

Amortization of ESOP	-	14	35	-	-	-	-	49

Compensation expense related to stock options	-	6	-	-	-	-	-	6

Purchase of treasury shares	-	-	-	-	-	-	(302)	(302)

Issuance of restricted stock awards	-	429	-	(429)	-	-	-	-

Other comprehensive income	-	-	-		-	12	-	12

Balance at June 30, 2016	$9	$7,835	$(666)	$(429)	$9,756	$(79)	$(302)	$16,124

See Notes to Consolidated Financial Statements

MW Bancorp, Inc.

Consolidated Statements of Cash Flows

Years Ended June 30, 2016 and 2015

(In thousands)

	Years Ended June 30,
	2016	2015
Cash Flows from Operating Activities
Net income	$689	$145
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	114	90
Amortization of premiums and discounts on securities, net	57	88
Amortization of deferred loan origination fees and costs, net	14	(53)
Provision for loan losses	13	35
Gain on securities transactions	(1)	-
Gain on sale of loans	(219)	(50)
Proceeds from sales of loans	6,881	3,198
Loans originated for sale	(10,296)	(3,165)
Gain on sale of foreclosed real estate	(21)	(15)
Cash surrender value of life insurance	(94)	(93)
Compensation expense related to stock options	6	-
Amortization of ESOP	49	-
Changes in:
Accrued interest receivable	(47)	(58)
Prepaid expenses and other assets	(70)	239
Deferred directors compensation	-	(2,012)
Other liabilities	(97)	89
Deferred federal income taxes	(713)	-

Net cash from operating activities	(3,735)	(1,562)

Cash Flows from Investing Activities
Net change in interest-bearing deposits in other financial institutions	1,000	898
Purchases of available-for-sale securities	(494)	(498)
Proceeds from maturities of available-for-sale securities	500	500
Principal repayments from mortgage-backed securities available-for-sale	782	1,034
Principal repayments from mortgage-backed securities held to maturity	563	822
Proceeds from sale of jumbo mortgage loans	5,773	-
Net change in loans	(15,048)	(21,654)
Purchase of premises and equipment	(950)	(27)
Payments for improvments to foreclosed assets	-	(26)
Proceeds from sale of foreclosed assets	125	173
Purchase of Federal Home Loan Bank stock	(28)	-

Net cash from investing activities	(7,777)	(18,778)

Cash Flows from Financing Activities
Net change in deposits	8,862	7,814
Proceeds from Federal Home Loan Bank advances	5,500	19,000
Repayment of Federal Home Loan Bank advances	(2,541)	(13,973)
Proceeds from issuance of common stock	-	6,694
Purchase of treasury stock	(302)	-

Net cash from financing activities	11,519	19,535

Net Change in Cash and Cash Equivalents	7	(805)

Beginning Cash and Cash Equivalents	3,665	4,470

Ending Cash and Cash Equivalents	$3,672	$3,665

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest on deposits and borrowings	$1,196	$994

Supplemental Disclosure of Noncash Investing Activities
Transfers from loans to real estate acquired through foreclosure	$-	$78
Sale and financing of foreclosed assets	-	158

See Notes to Consolidated Financial Statements

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2016 and 2015

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

MW Bancorp, Inc. (the “Company”), headquartered in Cincinnati, Ohio, was formed to serve as the stock holding company for Watch Hill Bank (the “Bank”) following its mutual-to-stock conversion. The conversion was completed effective January 29, 2015. The Company issued 876,163 shares at an offering price of $10.00 per share.

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

Principles of Consolidation

The consolidated financial statements include MW Bancorp, Inc. and its wholly owned subsidiary, Watch Hill Bank, together referred to as “the Company.” Intercompany transactions and balances have been eliminated in consolidation.

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

From time to time, the Company’s interest-bearing cash accounts may exceed the FDIC’s insured limit of $250,000. Management considers the risk of loss to be low.

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2016 and 2015

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

Years Ended June 30, 2016 and 2015

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

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2016 and 2015

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

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent five years. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2016 and 2015

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

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs and reserves after acquisition are expensed.

Income Taxes

The Company accounts for income taxes in accordance with income tax accounting guidance (Accounting Standards Codification (“ASC”) 740, Income Taxes). The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2016 and 2015

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

With a few exceptions, the Company is no longer subject to tax examinations by tax authorities for fiscal years before 2013. As of June 30, 2016, the Company had no material uncertain tax positions. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

Bank Owned Life Insurance

The cash surrender value of Bank owned life insurance policies represents the value of life insurance policies on certain officers of the Company for which the Company is the beneficiary. The Company accounts for these assets using the cash surrender value method in determining the carrying value of the insurance policies.

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

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2016 and 2015

Treasury Stock

Common shares repurchased are recorded at cost.

Stock Options and Restricted Stock Awards

The Company has a share-based compensation plan, which is more fully described in Note 12.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Earnings Per Share

Basic earnings per share excludes dilution and is calculated by dividing net income applicable to common stock by the weighted-average number of shares of common stock outstanding during the period, less unallocated ESOP shares and unvested restricted stock awards. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and restricted stock awards and are determined using the treasury stock method.

Unallocated common shares held by the Company’s Employee Stock Ownership Plan (the “ESOP”) are shown as a reduction in stockholders’ equity and are excluded from weighted-average common shares outstanding for both basic and diluted earnings per share calculations until they are committed to be released.

Earnings per share disclosures are not applicable to the fiscal year ended June 30, 2015, because the Company did not complete the conversion to stock form until January 29, 2015.

Reclassifications

Certain reclassifications have been made to the 2015 financial statements to conform to the 2016 financial statement presentation. These reclassifications had no effect on the results of operations.

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2016 and 2015

Note 2:	Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale Securities:
June 30, 2016
Mortgage-backed securities of U.S. government sponsored entities - residential	$3,445	$36	$(16)	$3,465

June 30, 2015
U. S. Government agency bonds	$498	$-	$(5)	$493
Mortgage-backed securities of U.S. government sponsored entities - residential	3,783	23	(4)	3,802

	$4,281	$23	$(9)	$4,295

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Held-to-maturity Securities:
June 30, 2016
Mortgage-backed securities	$986	$11	$(1)	$996

June 30, 2015
Mortgage-backed securities	$1,551	$-	$(71)	$1,480

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2016 and 2015

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at June 30, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	June 30, 2016
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Mortgage-backed securities of U.S. government sponsored entities - residential	$3,445	$3,465	$986	$996

There were no sales of securities during the years ended June 30, 2016 and 2015.

The Company has pledged securities with a carrying value of $1.4 million and $1.1 million to secure commercial deposits in excess of the FDIC insurance limit as of June 30, 2016 and 2015, respectively.

At June 30, 2016 and 2015, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of the Company’s equity.

On August 1, 2013, the Company reclassified its collateralized mortgage obligation portfolio to held-to-maturity from available-for-sale because management intended to hold these securities to maturity. The securities had a total amortized cost of $2.925 million and a corresponding fair value of $2.894 million; therefore, the gross unrealized loss on these securities at the date of transfer was $31,000. The unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive loss and is being amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the remaining holding loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the losses for securities transferred from available-for-sale to held-to-maturity was $12,000 at June 30, 2016.

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2016 and 2015

The following tables show the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2016 and 2015:

	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
June 30, 2016
Available-for-sale Securities:
Mortgage-backed securities of U.S. sponsored entities - residential	$740	$(9)	$486	$(7)	$1,226	$(16)

Held-to-maturity Securities:
Mortgage-backed securities - of U.S. sponsored entities - residential	-	-	256	(1)	256	(1)

	$740	$(9)	$742	$(8)	$1,482	$(17)
June 30, 2015
Available-for-sale Securities:
U.S. Government agencies	$493	$(5)	$-	$-	$493	$(5)

Mortgage-backed securities of U.S. sponsored entities - residential	-	-	579	(4)	579	(4)

Held-to-maturity Securities:
Mortgage-backed securities - of U.S. sponsored entities - residential	-	-	1,480	(71)	1,480	(71)

	$493	$(5)	$2,059	$(75)	$2,552	$(80)

Other-than-temporary Impairment

At June 30, 2016 and 2015, all of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2016 and 2015.

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2016 and 2015

Note 3: Loans and Allowance for Loan Losses

Loans at June 30, 2016 and 2015 include:

	2016	2015
	(In thousands)
Real estate loans
One- to four-family residential	$65,294	$65,170
Multi-family residential	9,076	6,221
Commercial	17,486	15,908
Construction	6,720	3,041
Commercial loans	2,397	-
Consumer and other	548	93

Total loans	101,521	90,433

Less:
Net deferred loan fees, premiums and discounts	(60)	(47)
Allowance for loan losses	1,635	1,602

Net loans	$99,946	$88,878

The risk characteristics applicable to each segment of the loan portfolio are described below:

Residential Real Estate including Construction

Residential mortgage loans are secured by one- to four-family residences and are comprised of owner-occupied and non-owner-occupied loans. Construction real estate loans are usually based upon estimates of costs and estimated value of the completed project and include independent appraisal reviews and a financial analysis of the developers and property owners. Sources of repayment of these loans may include permanent loans, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. The Company generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas, such as unemployment levels. Repayment can also be impacted by changes in property values or residential properties. Risk is mitigated by the fact that loans are of smaller individual amounts and spread over a large number of borrowers.

Multi-family Residential Real Estate

Multi-family real estate loans generally involve a greater degree of credit risk than one- to four- family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family real estate is typically dependent upon the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2016 and 2015

Commercial Real Estate

Commercial real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The characteristics of properties securing the Company’s real estate portfolio are diverse, but with geographic location almost entirely in the Company’s market area. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. In general, the Company avoids financing single purpose projects unless other underwriting factors are present to help mitigate risk.

Commercial

Commercial loans are viewed primarily as cash flow loans. Commercial lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the business conducted. Commercial loans may be secured by receivables, inventories and/or guarantees of the borrowers and certain of these loans may be unsecured. Commercial loans may be more adversely affected by conditions in the general economy. The characteristics of businesses comprising the Company’s commercial portfolio are diverse, but with geographic location almost entirely in the Company’s market area. Management monitors and evaluates commercial loans based on collateral, geography and risk grade criteria.

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

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2016 and 2015

The following tables present by portfolio segment, the activity in the allowance for loan losses for the years ended June 30, 2016 and 2015, and the recorded investment in loans and impairment method as of June 30, 2016 and 2015:

	June 30, 2016
	1-4 Family	1-4 Family
	Owner	Non-Owner	Multi-
	Occupied	Occupied	family	Commercial	Construction	Consumer	Total
	(In thousands)

Allowance for loan losses:
Balance, July 1, 2015	$1,130	$287	$3	$124	$58	$-	$1,602
Provision for loan losses	(140)	22	36	43	58	(6)	13
Charge-offs	-	-	-	-	-	-	-
Recoveries	14	-	-	-	-	6	20

Balance, June 30, 2016	$1,004	$309	$39	$167	$116	$-	$1,635

Allowance for loan losses:
Ending balance, individually evaluated for impairment	$89	$99	$-	$-	$-	$-	$188

Ending balance, collectively evaluated for impairment	$915	$210	$39	$167	$116	$-	$1,447

Loans:
Ending balance	$53,060	$12,234	$9,076	$19,883	$6,720	$548	$101,521

Ending balance; individually evaluated for impairment	$1,047	$641	$-	$145	$-	$-	$1,833

Ending balance; collectively evaluated for impairment	$52,013	$11,593	$9,076	$19,738	$6,720	$548	$99,688

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2016 and 2015

	June 30, 2015
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

Years Ended June 30, 2016 and 2015

Internal Risk Categories

The Company has adopted a standard loan grading system for all loans:

Definitions are as follows:

Pass: Loans categorized as Pass are higher quality loans that do not fit any of the other categories described below.

Special Mention: These are loans that examiners might label as “OAEM (other assets especially mentioned).” The loans have an obvious flaw or a potential weakness that deserves special management attention, but which has not yet impacted collectability. These flaws or weaknesses, if left uncorrected, may result in the deterioration of the prospects of repayment or the deterioration of the Company’s credit position.

Substandard: These are loans with a well-defined weakness, where the Company has a serious concern about the borrower’s ability to make full repayment if the weaknesses are not corrected. The loan may contain a flaw, which could impact the borrower’s ability to repay, or the borrower’s continuance as a “going concern.” When collateral values are not sufficient to secure the loan and other weaknesses are present, the loan may be rated substandard. A loan will also be graded substandard when full repayment is expected, but it must come from the liquidation of collateral. One-to four-family residential real estate loans and home equity loans that are past due 90 days or more with loan to value ratios greater than 60 percent are classified as substandard.

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

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2016 and 2015

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of June 30, 2016 and 2015:

	June 30, 2016
	1-4 Family	1-4 Family
	Owner	Non-Owner	Multi-
	Occupied	Occupied	family	Commercial	Construction	Consumer	Total
	(In thousands)
Pass	$52,224	$11,558	$9,076	$19,883	$6,720	$548	$100,009
Special mention	-	-	-	-	-	-	-
Substandard	836	676	-	-	-	-	1,512
Doubtful	-	-	-	-	-	-	-

Total	$53,060	$12,234	$9,076	$19,883	$6,720	$548	$101,521

	June 30, 2015
	1-4 Family	1-4 Family
	Owner	Non-Owner	Multi-
	Occupied	Occupied	family	Commercial	Construction	Consumer	Total
	(In thousands)
Pass	$52,668	$10,659	$6,221	$15,908	$3,041	$93	$88,590
Special mention	-	-	-	-	-	-	-
Substandard	1,127	716	-	-	-	-	1,843
Doubtful	-	-	-	-	-	-	-

Total	$53,795	$11,375	$6,221	$15,908	$3,041	$93	$90,433

The Company has a portfolio of loans designated as subprime, defined as those loans made to borrowers with a credit score below 660. These loans are primarily secured by 1-4 family real estate, including both owner-occupied and non-owner occupied properties. Subprime loans totaled $6.5 million and $7.8 million at June 30, 2016 and 2015, respectively.

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the past fiscal year.

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2016 and 2015

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of June 30, 2016 and 2015:

	June 30, 2016
							Total Loans >
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
	(In thousands)

1-4 family owner-occupied	$136	$86	$-	$222	$52,838	$53,060	$-
1-4 family non-owner occupied	379	-	-	379	11,855	12,234	-
Multi-family residential	-	-	-	-	9,076	9,076	-
Commercial	-	-	-	-	19,883	19,883	-
Construction	-	-	-	-	6,720	6,720	-
Consumer and other	-	-	-	-	548	548	-

Total	$515	$86	$-	$601	$100,920	$101,521	$-

	June 30, 2015
							Total Loans >
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
	(In thousands)

1-4 family owner-occupied	$223	$-	$86	$309	$53,486	$53,795	$-
1-4 family non-owner occupied	-	-	-	-	11,375	11,375	-
Multi-family residential	-	-	-	-	6,221	6,221	-
Commercial	-	-	-	-	15,908	15,908	-
Construction	-	-	-	-	3,041	3,041	-
Consumer and other	-	-	-	-	93	93	-

Total	$223	$-	$86	$309	$90,124	$90,433	$-

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

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2016 and 2015

The following tables present impaired loans as of and for the years ended June 30, 2016 and 2015:

	As of and for the year ended June 30, 2016
		Unpaid	Allowance for Loan	Average	Interest
	Recorded Investment	Principal Balance	Losses Allocated	Recorded Investment	Income Recognized
	(In thousands)
Loans with no related allowance recorded:
1-4 family owner-occupied	$682	$881	$-	$712	$17
1-4 family non-owner occupied	182	213	-	189	-
Multi-family residential	-	-	-	-	-
Commercial	145	160	-	149	11
Construction	-	-	-	-	-
Consumer and other	-	-	-	-	-

Loans with an allowance recorded:
1-4 family owner-occupied	365	451	89	383	-
1-4 family non-owner occupied	459	496	99	462	-
Multi-family residential	-	-	-	-	-
Commercial	-	-	-	-	-
Construction	-	-	-	-	-
Consumer and other	-	-	-	-	-

Totals	$1,833	$2,201	$188	$1,895	$28

	As of and for the year ended June 30, 2015
		Unpaid	Allowance for Loan	Average	Interest
	Recorded Investment	Principal Balance	Losses Allocated	Recorded Investment	Income Recognized
	(In thousands)
Loans with no related allowance recorded:
1-4 family owner-occupied	$762	$937	$-	$815	$19
1-4 family non-owner occupied	72	89	-	76	-
Multi-family residential	-	-	-	-	-
Commercial	153	168	-	155	10
Construction	-	-	-	-	-
Consumer and other	-	-	-	-	-

Loans with an allowance recorded:
1-4 family owner-occupied	532	596	134	552	6
1-4 family non-owner occupied	218	255	70	226	-
Multi-family residential	-	-	-	-	-
Commercial	-	-	-	-	-
Construction	-	-	-	-	-
Consumer and other	-	-	-	-	-

Totals	$1,737	$2,045	$204	$1,824	$35

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2016 and 2015

The recorded investment in loans excludes accrued interest receivable and net loan origination fees and costs, due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs.

Interest income recognized on a cash basis was not materially different than interest income recognized.

The following table presents the Company’s nonaccrual loans at June 30, 2016 and 2015. The table excludes performing troubled debt restructurings.

	2016	2015
	(In thousands)

1-4 family owner-occupied	$568	$795
1-4 family non-owner occupied	641	290
Multi-family residential	-	-
Commercial	-	-
Construction	-	-
Consumer and other	-	-

Total nonaccrual	$1,209	$1,085

At June 30, 2016 and 2015, the Company had certain loans that were modified in troubled debt restructurings and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan. The Company had loans modified in a troubled debt restructuring totaling $1.1 million and $1.3 million at June 30, 2016 and 2015, respectively. Troubled debt restructured loans had specific allowances totaling $58,000 and $115,000 at June 30, 2016 and 2015, respectively. The Company had no commitments to lend additional funds on trouble debt restructured loans at June 30, 2016 and 2015.

The Company had no loans modified under a troubled debt restructuring during the years ended June 30, 2016 and 2015.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

During the years ended June 30, 2016 and 2015, the Company originated for sale and sold $6.8 million and $3.2 million, respectively, of mortgage loans, realizing a gain on sale of $162,000 and $50,000 in those respective years. In addition, the Company sold certain jumbo mortgage loans totaling $5.7 million to another financial institution during fiscal 2016, realizing a gain on sale of $57,000. Loans are sold on a servicing retained and servicing released basis. The Company had loans held for sale totaling $1.8 million at June 30, 2016. The Company had no loans held for sale at June 30, 2015.

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2016 and 2015

Note 4:	Foreclosed Assets

Foreclosed assets activity for the years ended June 30, 2016 and 2015 was as follows:

	June 30,
	2016	2015
	(In thousands)

Beginning balance	$104	$158
Loans transferred to foreclosed real estate	-	78
Capitalized expenditures	-	27
Direct writedowns	-	-
Sales of foreclosed real estate	(104)	(159)

Ending balance	$-	$104

Income (expenses) related to foreclosed assets include:

Net gain on sales	$21	$15
Operating expenses, net of rental income	(5)	(17)

Total income (expense) related to foreclosed assets	$16	$(2)

Note 5:	Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	June 30,
	2016	2015

Buildings and improvements	$863	$559
Furniture and equipment	796	506
Construction in progress	199	-

	1,858	1,065
Less accumulated depreciation	700	743

Net premises and equipment	$1,158	$322

During the year ended June 30, 2016, the Company entered into a contract to build a drive-through banking facility adjacent to its new branch location at a total cost of approximately $730,000.

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2016 and 2015

Note 6:	Time Deposits

Time deposits in denominations of $100,000 or more were $19.1 million and $18.9 million at June 30, 2016 and 2015, respectively. At June 30, 2016 and 2015, time deposits in denominations of $250,000 or more were $5.0 million and $3.6 million, respectively.

At June 30, 2016, the scheduled maturities of time deposits were as follows:

June 30,
2016
(In thousands)

One year or less	$26,326
Over one year to two years	8,180
Over two years to three years	4,753
Over three years to four years	606
Over four years to five years	339
Thereafter	-

$40,204

Note 7:	Federal Home Loan Bank Advances

Federal Home Loan Bank advances consisted of the following components at June 30, 2016 and 2015:

		June 30,
Interest rate	Maturing	2016	2015
		(In thousands)

0.74% -1.01%	One year or less	$4,000	$-
0.77% - 1.40%	Over one year to two years	5,000	3,000
1.07% - 1.92%	Over two years to three years	3,000	2,500
1.21% - 2.09%	Over three years to four years	2,624	2,000
1.22% - 2.35%	Over four years to five years	2,000	2,821
2.33% - 2.35%	Over five years to six years	500	1,000
1.13% - 2.33%	Thereafter	8,195	11,039

		$25,319	$22,360

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2016 and 2015

June 30,
2016
(In thousands)
Payments due in years ending June 30,
2017	$6,438
2018	6,605
2019	4,319
2020	2,885
2021	2,701
Thereafter	2,371

$25,319

The Federal Home Loan Bank advances are secured by a blanket pledge of the Company’s eligible mortgage loans and the investment in Federal Home Loan Bank stock. The advances are subject to restrictions or penalties in the event of prepayment.

Note 8:	Income Taxes

Income tax benefit for the years ended June 30, 2016 and 2015, was as follows:

	Year Ended June 30,
	2016	2015
	(In thousands)
Federal-current	$-	$-
Federal-deferred	(33)	17
Change in valuation allowance	(680)	(17)
Total	$(713)	$-

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2016 and 2015

A reconciliation of the federal income tax benefit at the statutory rate to the Company’s actual income tax benefit is shown below:

	Year Ended June 30,
	2016	2015
	(In thousands)

Computed at statutory rate (34%)	$(8)	$49
Increase (decrease) resulting from
Bank-owned life insurance	(32)	(31)
Deferred tax asset valuation allowance	(680)	(17)
Nondeductible expenses	7	7
Other	-	(8)

Actual income tax benefit	$(713)	$-

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2016 and 2015

The composition of the Company’s net deferred tax asset at June 30, 2016 and 2015, is as follows:

	June 30,
	2016	2015
	(In thousands)
Deferred tax assets
Allowance for loan losses	$556	$545
Other-than-temporary impairment	71	71
Net operating loss carry forward	1,925	1,713
Cash versus accrual basis of accounting	-	73
Other	47	46

Deferred tax assets	2,599	2,448

Deferred tax liabilities
Federal Home Loan Bank stock dividends	(293)	(293)
Book/tax depreciation differences	(25)	(21)
Deferred loan orgination fees	(20)	(16)
Cash versus accrual basis of accounting	(87)	-
Unrealized gains on available-for-sale securities	-	1
Other	(22)	-

Deferred tax liabilities	(447)	(329)

Net deferred tax asset before valuation allowance	2,152	2,119

Valuation allowance
Beginning balance	(2,119)	(2,136)
Decrease during year	680	17

Ending balance	(1,439)	(2,119)

Net deferred tax asset	$713	$-

As of June 30, 2016 and 2015, the net deferred tax asset, before valuation allowance, was $2.1 million. Management recorded a valuation allowance against the net deferred tax asset at June 30, 2016 and 2015, based on consideration of, but not limited to, its cumulative pre-tax losses during the past three years, the composition of recurring and non-recurring income from operations over the past several years and the magnitude of recent taxable income as compared to net operating loss carryforwards. When determining the amount of deferred tax assets that are more likely than not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined that it was necessary to maintain a full valuation allowance against the entire net deferred tax asset at June 30, 2015. During the year ended June 30, 2016, based on a review of the analysis, management determined that a reversal of a part of the valuation allowance was appropriate and, as a result, recorded a $680,000 reduction to the valuation allowance, crediting the federal income tax provision. At June 30, 2016, the Company had $5.6 million in net operating loss carryforwards, which begin to expire in the year ending in 2031.

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2016 and 2015

Retained earnings at both June 30, 2016 and 2015 includes approximately $2.0 million, respectively, for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liability on the preceding amount that would have been recorded if it was expected to reverse into taxable income in the foreseeable future was approximately $680,000 at June 30, 2016 and 2015, respectively.

As of June 30, 2016 and 2015, the Company had no unrecognized tax benefits or accrued interest and penalties recorded. The Company does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. The Company will record interest and penalties as a component of income tax expense.

The Company is subject to U.S. federal income tax and Ohio franchise tax. The Company is subject to tax in Ohio based on its net worth. The Company is no longer subject to examination by taxing authorities for fiscal years prior to 2013.

Note 9:	Regulatory Matters

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory- and possibly additional discretionary- actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Furthermore, the Company’s regulators could require adjustments to regulatory capital not reflected in these financial statements. Quantitative measures established by regulation to ensure capital adequacy requires the Company to maintain minimum amounts and ratios as set forth in the table below. Management believes that, as of June 30, 2016 and 2015, the Company met all capital adequacy requirements to which it was subject.

Effective January 1, 2015, the Bank is subject to the new capital requirements set forth by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The Bank has chosen to exclude unrealized gains and losses from capital. The rule limits the Bank’s capital distributions and certain discretionary bonus payments if the Bank does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2016 and 2015

To be categorized as well capitalized under the regulatory framework for prompt corrective action, the Bank must maintain minimum capital ratios as set forth in the table. Management believes its capital still meets the requirements to be deemed well-capitalized as of the date of this report.

The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2016
Total Capital
(to Risk-Weighted Assets)	$15,250	19.7%	$6,204	8.0%	$7,756	10.0%

Tier I Capital
(to Risk-Weighted Assets)	$14,269	18.4%	$4,653	6.0%	$6,204	8.0%

Common Equity
(to Risk-Weighted Assets)	$14,269	18.4%	$3,490	4.5%	$5,041	6.5%

Tier I Capital
(to Average Assets)	$14,269	12.1%	$4,727	4.0%	$5,909	5.0%

As of June 30, 2015
Total Capital
(to Risk-Weighted Assets)	$14,834	23.1%	$5,140	8.0%	$6,425	10.0%

Tier I Capital
(to Risk-Weighted Assets)	$14,021	21.8%	$3,855	6.0%	$5,140	8.0%

Common Equity
(to Risk-Weighted Assets)	$14,021	21.8%	$2,891	4.5%	$4,176	6.5%

Tier I Capital
(to Average Assets)	$14,021	13.7%	$4,089	4.0%	$5,112	5.0%

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2016 and 2015

Note 10:	Related Party Transactions

At June 30, 2016 and 2015, the Company had loans outstanding to executive officers, directors and their affiliates (related parties), in the amount of approximately $1.3 million and $1.5 million, respectively. During the year ended June 30, 2016, there were no loans originated to related parties and principal repayments from related parties totaled $44,000.

In management’s opinion, such loans and other extensions of credit are consistent with sound lending practices and are within applicable regulatory lending limitations. Further, in management’s opinion, these loans did not involve more than normal risk of collectability or present other unfavorable features.

At June 30, 2016 and 2015, the Company had deposits from certain officers, directors and other related interests totaling approximately $1.9 million and $2.2 million, respectively.

Note 11:	Employee Benefits

The Company had a nonqualified Directors Deferred Compensation Plan (the “Plan”) which provided for the payment of benefits upon termination of service with the Company as a director and vesting in the Plan after five years of service. During the year ended June 30, 2013, the Company elected to terminate the Plan and distribute the benefits which had been earned through the date of termination. The Company did not recognize any expense in connection with the Plan for the year ended June 30, 2015. Final distributions of $2.0 million were made from the Plan during the year ended June 30, 2015.

The Company has a simplified employee pension plan for its full-time employees. All full-time employees are eligible and receive matching contributions at a predetermined rate. Expense recognized in connection with the plan totaled approximately $28,000 and $22,000 for the years ended June 30, 2016 and 2015, respectively.

On January 29, 2015, the Bank announced the formation of the Mt. Washington Savings Bank Employee Stock Ownership Plan (“ESOP”), a non-contributory plan for its employees. As part of the Company’s stock conversion, shares were purchased with a loan from MW Bancorp, Inc. All employees of the Bank meeting certain tenure requirements are entitled to participate in the ESOP. Compensation expense related to the ESOP was $55,000 and $20,000 for the years ended June 30, 2016 and 2015, respectively.

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2016 and 2015

A summary of the unallocated share activity of the Bank’s ESOP is as follows for the years ended June 30, 2016 and 2015:

	2016		2015
	Shares	Amount	Shares	Amount
	(Dollars in thousands)

Balance at beginning of year	70,093	$701	-	$-

New share purchases	-	-	70,093	701

Shares allocated to participants	(3,504)	(35)	-	-

Balance at end of year	66,589	$666	70,093	$701

The stock price at the formation date was $10.00. The aggregate fair value of the 66,589 and 70,093 unallocated shares was $1.0 million and $1.1 million based on the $15.75 and $15.00 closing price of our common stock on June 30, 2016 and 2015, respectively.

Note 12:	Equity Incentive Plan

In April 2016, the Company’s stockholders authorized the adoption of the MW Bancorp, Inc. 2016 Equity Incentive Plan (the “2016 Plan”). No more than 122,662 shares of the Company’s common stock may be issued under the 2016 Plan, of which a maximum of 87,616 may be issued pursuant to the exercise of stock options and 35,046 may be issued pursuant to restricted stock awards, restricted stock units and unrestricted share awards. Stock options awarded to employees may be incentive stock options or non-qualified stock options. The shares that may be issued may be authorized but unissued shares or treasury shares. The 2016 Plan permits the grant of incentive awards in the form of options, stock appreciation rights, restricted share and share unit awards, and performance share awards. The 2016 Plan contains annual and lifetime limits on certain types of awards to individual participants.

Awards may vest or become exercisable only upon the achievement of performance measures or based solely on the passage of time after award. Stock options and restricted stock awards provide for accelerated vesting if there is a change in control (as defined in the 2016 Plan).

In May 2016, the Company granted stock options for 60,150 shares to members of the Board of Directors and certain members of management. Each option has an exercise price of $14.88 as determined on the grant date and expires 10 years from the grant date. The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model, which resulted in a per share fair value of $4.67. The fair value was calculated for stock options using the following assumptions: expected volatility of 19.46%, a risk-free interest rate of 1.81%, an expected term of ten years and an expected dividend yield of 0.00%.

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2016 and 2015

A summary of option activity under the Plan as of June 30, 2016, and changes during the year then ended, is presented below:

Weighted-
Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value
(In thousands)
Outstanding, beginning of year	-	$-
Granted	60,150	14.88
Exercised	-	-
Forfeited or expired	-	-

Outstanding, end of year	60,150	$14.88	9.8	$52

Exercisable, end of year	-	$-	-	$-

In May 2016, the Company awarded restricted stock totaling 28,810 shares to members of the Board of Directors and certain members of management. The restricted stock awards have vesting periods ranging from three years to seven years. Shares of restricted stock granted to employees under the 2016 Plan are subject to restrictions as to continuous employment for a specified time period following the date of grant. During this period, the holder is entitled to full voting rights and dividends.

Total compensation cost recognized in the income statement for share-based payment arrangements during the year ended June 30, 2016 was $15,000.

As of June 30, 2016, there was $703,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 6.3 years.

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2016 and 2015

Note 13:	Earnings Per Share

Earnings per share were computed as follows:

	Year Ended June 30, 2016
		Weighted-
	Net	Average	Per Share
	Income	Shares	Amount
	(In thousands)

Net income	$689

Basic earnings per share		804,698	$0.86

Effect of dilutive securities
Stock options		2,144
Restricted stock awards		1,350

Diluted earnings per share		808,192	$0.85

Note 14:	Commitments and Credit Risk

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

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2016 and 2015

At June 30, 2016 and 2015, the Company had outstanding commitments to originate loans as follows:

	June 30,
	2016	2015
	(In thousands)

Commitments to originate loans	$2,236	$1,759

The commitments extended over varying periods of time with the majority being disbursed within a one-year period.

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. At June 30, 2016 and 2015, the Company had the following performance letters of credit outstanding:

	June 30,
	2016	2015
	(In thousands)

Letters of credit	$936	$750

The terms of the letters of credit are for one year.

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

At June 30, 2016 and 2015, the Company had the following lines of credit outstanding:

	June 30,
	2016	2015
	(In thousands)

Commercial lines	$999	$750
Consumer lines	6,132	387

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2016 and 2015

The Bank has leased office space for its new branch, which opened in the first quarter of fiscal year 2016. The lease has an initial term of five years with monthly lease payments for the first year at $3,750. The lease is renewable for three five-year terms with escalating monthly payments at the beginning of each year. The lease expense totaled $27,000 for the year ended June 30, 2016. Future lease expense will total approximately $198,000 over the remaining four-year term of the lease.

Note 15:	Disclosures about Fair Value of Assets and Liabilities

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

Recurring Measurements

The following table presents the fair value measurement of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2016 and 2015:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2016
Mortgage-backed securities of U.S. of government sponsored entities - residential	$3,465	$-	$3,465	$-

June 30, 2015
U. S. Government agency bonds	$493	$-	$493	$-
Mortgage-backed securities of U.S. of government sponsored entities - residential	3,802	-	3,802	-

	$4,295	$-	$4,295	$-

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2016 and 2015

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There were no assets classified within Level 3 of the fair value hierarchy measured on a recurring basis. There were no transfers between Level 1 and Level 2 during the years ended June 30, 2016 and 2015.

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

Nonrecurring Measurements

The following table presents fair value measurements of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which fair value measurements fall at June 30, 2016 and 2015:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2016
Impaired loans - residential
One-to-four family:
Owner occupied	$276	$-	$-	$276
Non-owner occupied	360	-	-	360

June 30, 2015
Impaired loans - residential
One-to-four family:
Owner occupied	$270	$-	$-	$270
Non-owner occupied	148	-	-	148
Foreclosed assets	104	-	-	104

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2016 and 2015

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

Appraisals for both collateral-dependent impaired loans and real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, management reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. The Company has determined that a discount of 7% to 10% should be applied to the appraisal value, to cover estimated selling costs, to arrive at fair value of the properties.

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2016 and 2015

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements:

	Fair Value at June 30, 2016	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(In thousands)
Impaired loans (collateral dependent) - one-to-four family owner occupied residential real estate	$276	Sales comparison approach	Adjustment for differences between the comparable real estate sales	10%

Impaired loans (collateral dependent) - one-to-four family non-owner occupied residential real estate	$360	Sales comparison approach	Adjustment for differences between the comparable real estate sales	10%

	Fair Value at June 30, 2015	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(In thousands)
Impaired loans (collateral dependent) - one-to-four family owner occupied residential real estate	$270	Sales comparison approach	Adjustment for differences between the comparable real estate sales	10%

Impaired loans (collateral dependent) - one-to-four family non-owner occupied residential real estate	$148	Sales comparison approach	Adjustment for differences between the comparable real estate sales	10%

Foreclosed assets	$104	Sales comparison approach	Estimated selling costs	10%

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2016 and 2015

Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2016 and 2015.

		Fair Value Measurement Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
June 30, 2016
Financial assets
Cash and due from banks	$3,672	$3,672	$-	$-	$3,672
Interest-bearing demand deposits	2,100	2,100	-	-	2,100
Held-to-maturity securities	986	-	996	-	996
Loans and loans held for sale	101,709	-	-	102,480	102,480
Federal Home Loan Bank stock	1,192	N/A	N/A	N/A	N/A
Accrued interest receivable	292	-	292	-	292
Financial liabilities					-
Deposits	77,214	37,010	40,584	-	77,594
Federal Home Loan Bank advances	25,319	-	25,445	-	25,445
Accrued interest payable	33	-	33	-	33

June 30, 2015
Financial assets
Cash and cash equivalents	$3,665	$3,665	$-	$-	$3,665
Interest-bearing time deposits	3,100	-	3,100	-	3,100
Held-to-maturity securities	1,551	-	1,463	-	1,463
Loans	88,878	-	-	89,561	89,561
Federal Home Loan Bank stock	1,164	N/A	N/A	N/A	-
Accrued interest receivable	245	-	245	-	245
Financial liabilities					-
Deposits	68,524	25,076	43,112	-	68,188
Federal Home Loan Bank advances	22,360	-	22,219	-	22,219
Accrued interest payable	31	-	31	-	31

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2016 and 2015

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

Accrued Interest Receivable and Payable

The carrying amount approximates fair value. The carrying amount is determined using the interest rate, balance and last payment date.

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

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2016 and 2015

Note 16: Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the years ended June 30, 2016 and 2015 are as follows:

		Unrealized
	Unrealized	gains and losses
	Gains and Losses	on securities
	on Available	transferred from
	for Sale	Available for Sale to
June 30, 2016	Securities	Held to Maturity	Total
	(In thousands)

Beginning balance	$(73)	$(18)	$(91)

Other comprehensive loss	6	-	6

Accretion of unrealized losses on securities transferred from available for sale to held to maturity recognized in other comprehensive income	-	6	6

Net current period other comprehensive income	6	6	12

Ending balance	$(67)	$(12)	$(79)

June 30, 2015

Beginning balance	$(67)	$(26)	$(93)

Other comprehensive loss	(6)	-	(6)

Accretion of unrealized losses on securities transferred from available for sale to held to maturity recognized in other comprehensive income	-	8	8

Net current period other comprehensive income	(6)	8	2

Ending balance	$(73)	$(18)	$(91)

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2016 and 2015

Note 17:	Recent Accounting Pronouncements

FASB ASU 2014-09, Revenue from Contracts with Customers. In May 2014, the Financial Accounting Standards Board (“FASB”) issued amended guidance on revenue recognition from contracts with customers. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most contract revenue recognition guidance, including industry-specific guidance. The core principle of the amended guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amended guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within the reporting period, and should be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the amendments recognized at the date of initial application. Early adoption is prohibited. Management is currently in the process of evaluating the impact of the amended guidance on the Company’s financial statements.

FASB ASU 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities. In January 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. For public business entities, the amendments in this update include the elimination of the requirement to disclose the method(s) and significant assumptions used to estimate fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, the requirement to use the exit price notion when measuring fair value of financial instruments for disclosure purposes, the requirement to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, the requirement for separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or accompanying notes to the financial statements, and the amendments clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets.

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

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2016 and 2015

FASB ASU 2016-02, Leases. In February 2016 the FASB issued ASU 2016-02, Leases. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

●	A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and

●	A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

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

Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted for all public business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. Management is currently evaluating the impact of adopting this guidance on the Company’s financial statements.

FASB ASU 2016-13 Financial Instruments-Credit Losses. In June 2016, the FASB issued ASU 2016-13. The amendments in this ASU replace the incurred loss model for recognition of credit losses with a methodology that reflects expected credit losses over the life of the loan and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the impact of these amendments to the Company’s financial position and results of operations.

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2016 and 2015

Note 18:	Change in Corporate Form

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

Note 19:	Subsequent Event

On July 17, 2016, the Company declared a cash dividend of $0.10 per share that was paid on August 31, 2016. The dividend payment totaled $86,000.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)	Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2016. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

(b)	Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

There have been no significant changes in our internal control over financial reporting during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). There are inherent limitations in the effectiveness of any system of internal control. Accordingly, even an effective system of internal control can provide only reasonable assurance with respect to financial statement preparation.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2016. This evaluation was based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2016.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c)	Management’s Report on Internal Control Over Financial Reporting

September 23, 2016

REPORT BY MW BANCORP, INC.’S MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining an effective system of internal control over financial reporting that is designed to produce reliable financial statements presented in conformity with generally accepted accounting principles. There are inherent limitations in the effectiveness of any system of internal control. Accordingly, even an effective system of internal control can provide only reasonable assurance with respect to financial statement preparation.

Management assessed the Company’s system of internal control over financial reporting that is designed to produce reliable financial statements presented in conformity with generally accepted accounting principles as of June 30, 2016. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of June 30, 2016, MW Bancorp, Inc. maintained an effective system of internal control over financial reporting that is designed to produce reliable financial statements presented in conformity with generally accepted accounting principles based on those criteria.

MW Bancorp, Inc.

By:	/s/Gregory P. Niesen
Gregory P. Niesen, President and Chief Executive Officer

By:	/s/Julie M. Bertsch
Julie M. Bertsch, Chief Financial Officer

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained in the definitive Proxy Statement for the 2016 Annual Meeting of Stockholders of MW Bancorp, Inc. (the “Proxy Statement”) under the captions “PROXY ITEM 1: ELECTION OF DIRECTORS,” “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS-Executive Officers” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” is incorporated herein by reference.

Information regarding the Company’s Audit Committee under the caption “PROXY ITEM 1: ELECTION OF DIRECTORS – Committees of Directors” in the Proxy Statement is incorporated herein by reference.

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

Executive Officers of MW Bancorp, Inc.

Gregory P. Niesen, President and Chief Executive Officer, MW Bancorp, Inc, and Watch Hill Bank
Karan A. Kiser, Executive Vice President and Chief Operating Officer of Watch Hill Bank
Julie M. Bertsch, Executive Vice President, Chief Financial Officer and Corporate Secretary of MW Bancorp, Inc., and Watch Hill Bank

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

In April 2016, the Company’s stockholders approved the adoption of the MW Bancorp, Inc. 2016 Equity Incentive Plan the "2016 Equity Plan"). The following table sets forth certain information regarding that plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1)

Equity compensation plans approved by security holders	60,150	$14.88	33,702

Equity compensation plans not approved by security holders	-	n/a	n/a

(1) The only compensatory plan providing for the issuance of the Company's shares is the 2016 Equity Plan. The 2016 Equity Plan authorizes the award of incentive and non-qualified stock options, restricted stock, restricted stock units, dividend equivalent rights and unrestricted share awards. Of the total 122,662 shares that may be issued pursuant to the 2016 Equity Plan, as of June 30, 2016, options to purchase 60,150 shares (all currently outstanding) had been awarded, as well as 28,810 shares of restricted stock. The 2016 Equity Plan restricts the number of shares available for issuance pursuant to options to 87,616 shares and the number of shares that may be issued as restricted stock, restricted stock units or unrestricted shares to 35,046 shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained in the Proxy Statement under the captions “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and “PROXY ITEM 1: ELECTION OF DIRECTORS – Election of Directors” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information contained in the Proxy Statement under the caption “PROXY ITEM 2: RATIFICATION OF THE SELECTION OF ELLIOTT DAVIS DECOSIMO, LLC AS THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)

(1)	Financial Statements—See Index to Consolidated Financial Statements in Item 8 of this Form 10-K.

(2)	Financial Statement Schedules—None

(b)	Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporaton of MW Bancorp, Inc.

3.2	Bylaws of MW Bancorp, Inc.

4.1	Agreement to furnish instruments and agreements defining rights of holders of long term debt

10.1*	Employment agreement between Gregory P. Niesen and Watch Hill Bank

10.2*	Change in Control Agreement between Karan A. Kiser and Watch Hill Bank

10.3*	MW Bancorp, Inc. 2016 Equity Incentive Plan

10.4*	MW Bancorp, Inc. 2016 Equity Incentive Plan Incentive Stock Option Award Agreement

10.5*	MW Bancorp, Inc. 2016 Equity Incentive Plan Non-Qualified Stock Option Award Agreement

10.6*	MW Bancorp, Inc. 2016 Equity Incentive Plan Restricted Stock Award Agreement

21	Subsidiaries of MW Bancorp, Inc.

31.1	Rule 13a-14(a)/Section 302 Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/Section 302 Certification of Chief Financial Officer

32.1	Rule 13a-14(b)/Section 906 Certification of Chief Executive Officer

32.2	Rule 13a-14(b)/Section 906 Certification of Chief Financial Officer

101#	The following materials from MW Bancorp, Inc.'s, Annual Report on Form 10-K for the annual period ended June 30, 2016 formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2016 and 2015; (ii) the Consolidated Statements of Income for the two years ended June 30, 2016 and 2015; (iii) the Consolidated Statements of Cash Flows for the two years ended June 30, 2016 and 2015; (iv) the Consolidated Statements of Changes in Stockholders Equity for the two years ended June 30, 2016 and 2015; (v) the Consolidated Statements of Comprehensive Income for the two years ended June 30, 2016 and 2105 and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text (furnished herewith).

* Compensation plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MW Bancorp, Inc.

	By	/s/ GREGORY P. NIESEN
Gregory P. Niesen
President and Chief Executive Officer
September 23, 2016		(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/S/ Julie M. Bertsch	By:	/S/ GREGORY P. NIESEN
	Julie M. Bertsch Executive Vice President, Chief Financial Officer and Corporate Secretary (Principal Accounting Officer)		Gregory P. Niesen President, Chief Executive Officer and a Director
Date: September 23, 2016		Date: September 23, 2016

By:	/S/ BERNARD G. BUERGER	By:	/S/ JOHN W. CROXTON
	Bernard G. Buerger Director		John W. Croxton Director
Date: September 23, 2016		Date: September 23, 2016

By:	/S/ GERALD E. GROVE	By:	/S/ DAVID M. TEDTMAN
	Gerald E. Grove Director		David M. Tedtman Director
Date: September 23, 2016		Date: September 23, 2016

By:	/S/ BRUCE N. THOMPSON
Bruce N. Thompson Director
Date: September 23, 2016

INDEX TO EXHIBITS

Exhibit		Page
Number	Description	Reference

3.1	Articles of Incorporaton of MW Bancorp, Inc.	Incorporated by reference to registrant's Form S-1 filed on September 10, 2014, Exhibit 3.1 (File No. 333-198668).

3.2	Bylaws of MW Bancorp, Inc.	Incorporated by reference to registrant's Form S-1 filed on September 10, 2014, Exhibit 3.2 (File No. 333-198668).

4.1	Agreement to furnish instruments and agreements defining rights of holders of long term debt	Included herewith.

10.1*	Employment agreement between Gregory P. Niesen and Watch Hill Bank	Incorporated by reference to registrant's Form S-1 filed on September 10, 2014, Exhibit 10.1 (File No. 333-198668).

10.2*	Change in Control Agreement between Karan A. Kiser and Watch Hill Bank	Incorporated by reference to registrant's Form S-1 filed on September 10, 2014, Exhibit 10.3 (File No. 333-198668).

10.3*	MW Bancorp, Inc. 2016 Equity Incentive Plan	Incorporated by reference to registrant's Form 8-K filed on April 19, 2016, Exhibit 10.1 (File No. 000-55356).

10.4*	MW Bancorp, Inc. 2016 Equity Incentive Plan Incentive Stock Option Award Agreement	Incorporated by reference to registrant's Form 8-K filed on April 19, 2016, Exhibit 10.1 (File No. 000-55356).

10.5*	MW Bancorp, Inc. 2016 Equity Incentive Plan Non-Qualified Stock Option Award Agreement	Incorporated by reference to registrant's Form 8-K filed on April 19, 2016, Exhibit 10.2 (File No. 000-55356).

10.6*	MW Bancorp, Inc. 2016 Equity Incentive Plan Restricted Stock Award Agreement	Incorporated by reference to registrant's Form 8-K filed on April 19, 2016, Exhibit 10.3 (File No. 000-55356).

21	Subsidiaries of MW Bancorp, Inc.	Included herewith.

31.1	Rule 13a-14(a)/Section 302 Certification of Chief Executive Officer	Included herewith.

31.2	Rule 13a-14(a)/Section 302 Certification of Chief Financial Officer	Included herewith.

32.1	Rule 13a-14(b)/Section 906 Certification of Chief Executive Officer	Included herewith.

32.2	Rule 13a-14(b)/Section 906 Certification of Chief Financial Officer	Included herewith.

101#	The following materials from MW Bancorp, Inc.'s, Annual Report on Form 10-K for the annual period ended June 30, 2016 formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2016 and 2015; (ii) the Consolidated Statements of Income for the two years ended June 30, 2016 and 2015; (iii) the Consolidated Statements of Cash Flows for the two years ended June 30, 2016 and 2015; (iv) the Consolidated Statements of Changes in Stockholders Equity for the two years ended June 30, 2016 and 2015; (v) the Consolidated Statements of Comprehensive Income for the two years ended June 30, 2016 and 2105 and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text (furnished herewith).	Included herewith.

* Compensation plan or arrangement.

