Form 10-Q
period 2016-09-30
MW Bancorp, Inc.
filed 2016-11-14
CIK 1600065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐                No  ☒

As of November 14, 2016, the latest practicable date, 885,473 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

MW Bancorp, Inc.

Part I – Financial Information

Item 1. Financial Statements

MW Bancorp, Inc.

Condensed Consolidated Balance Sheets

September 30, 2016 and June 30, 2016

(In thousands, except share data)

	September 30,	June 30,
	2016	2016
	(Unaudited)
Assets

Cash and due from banks	$317	$258
Interest-bearing demand deposits	1,701	3,414

Cash and cash equivalents	2,018	3,672

Interest-bearing time deposits in other financial institutions	2,100	2,100
Available-for-sale securities	3,308	3,465
Held-to-maturity securities (fair value of $503 at September 30, 2016 and $996 at June 30, 2016)	489	986
Loans held for sale	1,172	1,763
Loans, net of allowance for loan losses of $1,632 at September 30, 2016 and $1,635 at June 30, 2016	107,940	99,946
Premises and equipment, net	1,303	1,158
Federal Home Loan Bank stock, at cost	1,192	1,192
Accrued interest receivable	350	292
Bank owned life insurance	3,492	3,469
Deferred federal income taxes	684	713
Other assets	172	251

Total assets	$124,220	$119,007

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand and money market	$30,969	$27,736
Savings	12,508	9,274
Time	34,990	40,204

Total deposits	78,467	77,214

Federal Home Loan Bank advances	28,704	25,319
Other liabilities	939	350

Total liabilities	108,110	102,883

Commitments and Contigent Liabilities	-	-

Shareholders' Equity
Preferred stock - authorized 1,000,000 shares, $0.01 par value, none issued	-	-
Common stock - authorized 30,000,000 shares, $0.01 par value, 905,473 and 904,973 shares issued at September 30, 2016 and June 30, 2016, respectively	9	9
Additional paid-in capital	7,855	7,835
Shares acquired by ESOP	(666)	(666)
Unearned compensation - restricted stock awards	(437)	(429)
Retained earnings	9,740	9,756
Accumulated other comprehensive loss	(89)	(79)
Treasury stock, 20,000 shares - at cost	(302)	(302)

Total shareholders' equity	16,110	16,124

Total liabilities and shareholders' equity	$124,220	$119,007

See Notes to Condensed Consolidated Financial Statements

MW Bancorp, Inc.

Condensed Consolidated Statements of Income

For the Three Months Ended September 30, 2016 and 2015

(In thousands, except share data)

	Three Months Ended September 30,
	2016	2015
	(Unaudited)
Interest Income
Loans, including fees	$1,018	$905
Investment securities	16	27
Interest-bearing deposits	31	32

Total interest income	1,065	964

Interest Expense
Deposits	195	208
Federal Home Loan Bank advances	88	81

Total interest expense	283	289

Net Interest Income	782	675

Provision for Loan Losses	-	5

Net Interest Income After Provision for Loan Losses	782	670

Noninterest Income
Gain on sale of loans	124	45
Income from Bank owned life insurance	23	23
Other	10	10
Total noninterest income	157	78

Noninterest Expense
Salaries, employee benefits and directors fees	447	383
Occupancy and equipment	66	38
Data processing	61	33
Franchise taxes	31	19
FDIC insurance premiums	20	17
Professional services	96	112
Advertising	15	22
Office supplies	13	11
Business entertainment	15	13
Other	73	53

Total noninterest expense	837	701

Income Before Federal Income Taxes	102	47

Federal Income Tax Expense	29	-

Net Income	$73	$47

Basic earnings per share	$0.09	$0.06
Diluted earnings per share	$0.09	$0.06

Weighted-average shares outstanding
Basic	818,824	806,070
Diluted	824,700	806,070

See Notes to Condensed Consolidated Financial Statements

MW Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended September 30, 2016 and 2015

(In thousands)

	Three Months Ended September 30,
	2016	2015
	(Unaudited)

Net income	$73	$47

Other comprehensive loss:
Unrealized holding losses on securities available for sale	(11)	(8)

Amortization of net unrealized holding loss on held-to-maturity securities	1	-

Net unrealized losses	(10)	(8)
Tax effect	-	-

Total other comprehensive loss	(10)	(8)

Comprehensive income	$63	$39

See Notes to Condensed Consolidated Financial Statements

MW Bancorp, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

For the Three Months Ended September 30, 2016 and 2015

(In thousands)

Three Months Ended September 30, 2016

				Unearned		Accumulated
		Additional	Shares	Compensation -		Other
	Common	Paid-in	Acquired	Restricted	Retained	Comprehensive	Treasury
	Stock	Capital	by ESOP	Stock Awards	Earnings	Loss	Stock	Total

Balance at July 1, 2016	$9	$7,835	$(666)	$(429)	$9,756	$(79)	$(302)	$16,124

Net income	-	-	-	-	73	-	-	73

Compensation expense related to stock options	-	12	-	-	-	-	-	12

Issuance of restricted stock awards	-	8	-	(8)	-	-	-	-

Dividends paid, $0.10 per share	-	-	-	-	(89)	-	-	(89)

Other comprehensive loss	-	-	-		-	(10)	-	(10)

Balance at September 30, 2016	$9	$7,855	$(666)	$(437)	$9,740	$(89)	$(302)	$16,110

Three Months Ended September 30, 2015

				Unearned		Accumulated
		Additional	Shares	Compensation -		Other
	Common	Paid-in	Acquired	Restricted	Retained	Comprehensive	Treasury
	Stock	Capital	by ESOP	Stock Awards	Earnings	Loss	Stock	Total

Balance at July 1, 2015	$9	$7,386	$(701)	$-	$9,067	$(91)	$-	$15,670

Net income	-	-	-	-	47	-	-	47

Other comprehensive loss	-	-	-	-	-	(8)	-	(8)

Balance at September 30, 2015	$9	$7,386	$(701)	$-	$9,114	$(99)	$-	$15,709

See Notes to Condensed Consolidated Financial Statements

MW Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

Three Months Ended September 30, 2016 and 2015

(In thousands)

	Three Months Ended September 30,
	2016	2015
	(Unaudited)
Cash Flows from Operating Activities
Net income	$73	$47
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	33	22
Amortization of premiums and discounts on securities, net	16	15
Accretion of deferred loan origination fees and costs, net	13	(4)
Provision for loan losses	-	5
Gain on sale of loans	(124)	(45)
Proceeds from sales of loans	4,766	2,062
Loans originated for sale	(4,175)	(2,032)
Compensation expense related to stock options	12	-
Net changes in:
Accrued interest receivable	(58)	(28)
Other assets	110	2
Cash surrender value of life insurance	(23)	(23)
Other liabilities	589	647
Deferred federal income taxes	29	-

Net cash provided by operating activities	1,261	668

Cash Flows from Investing Activities
Net change in interest-bearing deposits in other financial institutions	-	1,000
Purchase of available-for-sale securities	(100)	-
Principal repayments of held-to-maturity securities	496	136
Principal repayments of available-for-sale mortgage-backed securities	232	188
Net change in loans	(7,914)	(8,830)
Purchase of premises and equipment	(178)	(493)
Additions to foreclosed assets	-	(8)

Net cash used in investing activities	(7,464)	(8,007)

Cash Flows from Financing Activities
Net change in deposits	1,253	6,582
Proceeds from Federal Home Loan Bank advances	7,000	2,000
Repayment of Federal Home Loan Bank advances	(3,615)	(759)
Dividends paid	(89)	-

Net cash provided by financing activities	4,549	7,823

Net Change in Cash and Cash Equivalents	(1,654)	484

Beginning Cash and Cash Equivalents	3,672	3,665

Ending Cash and Cash Equivalents	$2,018	$4,149

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and borrowings	$281	$286

See Notes to Condensed Consolidated Financial Statements

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1:	Basis of Presentation

MW Bancorp, Inc. (the “Company,” “we,” “us” or “our”), headquartered in Cincinnati, Ohio, was formed to serve as the stock holding company for Watch Hill Bank following its mutual-to-stock conversion. The conversion was completed effective January 29, 2015. The Company issued 876,163 shares at an offering price of $10.00 per share.

The accompanying unaudited condensed balance sheet of the Company as of June 30, 2016, which has been derived from audited financial statements, and unaudited condensed consolidated financial statements of the Company as of September 30, 2016 and for the three months ended September 30, 2016 and 2015, were prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company as of and for the year ended June 30, 2016 included in the Company’s Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Financial Statements contained in the Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included to present fairly the financial position as of September 30, 2016 and the results of operations and cash flows for the three months ended September 30, 2016 and 2015. All interim amounts have not been audited and the results of operations for the three months ended September 30, 2016, herein are not necessarily indicative of the results of operations to be expected for the entire fiscal year.

Principles of Consolidation

The consolidated financial statements as of and for the period ended September 30, 2016, include MW Bancorp, Inc. and its wholly owned subsidiary, Watch Hill Bank, together referred to as “the Company.” Intercompany transactions and balances have been eliminated in consolidation.

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

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 2:	Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale Securities:
September 30, 2016
Municipal bonds	$100	$-	$-	$100
Mortgage-backed securities of U.S. government sponsored entities - residential	3,199	27	(18)	3,208

	$3,299	$27	$(18)	$3,308

June 30, 2016
Mortgage-backed securities of U.S. government sponsored entities - residential	$3,445	$36	$(16)	$3,465

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Held-to-maturity Securities:
September 30, 2016
Mortgage-backed securities of U.S. government sponsored entities - residential	$489	$14	$-	$503

June 30, 2016
Mortgage-backed securities of U.S. government sponsored entities - residential	$986	$11	$(1)	$996

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at September 30, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

	September 30, 2016
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Municipal bonds
Due in three-to-five years	$100	$100	$-	$-
Mortgage-backed securities of U.S. government sponsored entities - residential - not due at a single maturity date	3,199	3,208	489	503

	$3,299	$3,308	$489	$503

The Company had no sales of investment securities during the three-month periods ended September 30, 2016 and 2015.

The Company had pledged $1.3 million and $1.4 million of its investment securities at September 30, 2016 and June 30, 2016, respectively, to secure commercial deposits in excess of the FDIC insurance limit.

At September 30, 2016 and June 30, 2016, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of the Company’s equity.

On August 1, 2013, the Company reclassified its collateralized mortgage obligation portfolio to held-to-maturity from available-for sale because management intends to hold these securities to maturity. The securities had a total amortized cost of $2.925 million and a corresponding fair value of $2.894 million. The gross unrealized loss on these securities at the date of transfer was $31,000. The unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive loss and is being amortized over the remaining lives of the securities as an adjustment to the yield. The amortization of the remaining holding loss reported in accumulated other comprehensive loss will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of this loss was $12,000 at September 30, 2016.

The following tables show the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2016 and June 30, 2016:

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
September 30, 2016
Available-for-sale Securities:
Mortgage-backed securities of U.S. government sponsored entities - residential	$414	$(3)	$737	$(15)	$1,151	$(18)

June 30, 2016
Available-for-sale Securities:
Mortgage-backed securities of U.S. government sponsored entities - residential	$740	$(9)	$486	$(7)	$1,226	$(16)

Held-to-maturity Securities:
Mortgage-backed securities of U.S. government sponsored entities - residential	-	-	256	(1)	256	(1)

	$740	$(9)	$742	$(8)	$1,482	$(17)

Other-than-temporary Impairment

At September 30, 2016 and June 30, 2016, all of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not have the intent, and it is likely that it will not be required, to sell these mortgage-backed securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2016 and June 30, 2016.

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 3:	Loans and Allowance for Loan Losses

Loans at September 30, 2016 and June 30, 2016 include:

	September 30,	June 30,
	2016	2016
	(In thousands)
Real estate loans
One- to four-family residential	$66,016	$65,294
Multi-family residential	9,517	9,076
Commercial	23,054	17,486
Construction	7,692	6,720
Commercial loans	2,699	2,397
Consumer and other	532	548

Total loans	109,510	101,521

Less:
Net deferred loan costs	(62)	(60)
Allowance for loan losses	1,632	1,635

Net loans	$107,940	$99,946

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three months ended September 30, 2016 and the recorded investment in loans and impairment method as of September 30, 2016:

	At or for the three months ended September 30, 2016
	1-4 Family	1-4 Family
	Owner	Non-Owner	Multi-
	Occupied	Occupied	family	Commercial	Construction	Consumer	Total
	(In thousands)
Three Months Ended September 30, 2016
Allowance for loan losses:
Balance, July 1, 2016	$1,004	$282	$66	$167	$116	-	$1,635
Provision for loan losses	15	(56)	(30)	58	10	3	-
Charge-offs	-	-	-	-	-	(4)	(4)
Recoveries	-	-	-	-	-	1	1

Balance, September 30, 2016	$1,019	$226	$36	$225	$126	$-	$1,632

Allowance for loan losses:
Ending balance, individually evaluated for impairment	$82	$68	$26	$-	$-	$-	$176

Ending balance, collectively evaluated for impairment	$937	$158	$10	$225	$126	$-	$1,456

Loans:
Ending balance	$54,177	$11,839	$9,517	$25,753	$7,692	$532	$109,510

Ending balance; individually evaluated for impairment	$942	$522	$111	$143	$-	$-	$1,718

Ending balance; collectively evaluated for impairment	$53,235	$11,317	$9,406	$25,610	$7,692	$532	$107,792

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three months ended September 30, 2015:

	1-4 Family	1-4 Family
	Owner	Non-Owner	Multi-
	Occupied	Occupied	family	Commercial		Construction	Consumer	Total
	(In thousands)
Three Months Ended September 30, 2015
Allowance for loan losses:
Balance, July 1, 2015	$1,130	$287	$3	$124		$58	-	$1,602
Provision for loan losses	28	(29)	(1)	3		6	(2)	5
Charge-offs	-	-	-	-		-	-	-
Recoveries	1	-	-	-		-	2	3

Balance, September 30, 2015	$1,159	$258	$2	$127	#	$64	$-	$1,610

The following table presents the recorded investment in loans and impairment method as of June 30, 2016:

	1-4 Family	1-4 Family
	Owner	Non-Owner	Multi-
	Occupied	Occupied	family	Commercial	Construction	Consumer	Total
	(In thousands)
June 30, 2016
Allowance for loan losses:
Ending balance, individually evaluated for impairment	$89	$72	$27	$-	$-	$-	$188

Ending balance, collectively evaluated for impairment	$915	$210	$39	$167	$116	$-	$1,447

Loans:
Ending balance	$53,060	$12,234	$9,076	$19,883	$6,720	$548	$101,521

Ending balance; individually evaluated for impairment	$1,047	$530	$111	$145	$-	$-	$1,833

Ending balance; collectively evaluated for impairment	$52,013	$11,704	$8,965	$19,738	$6,720	$548	$99,688

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

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of September 30, 2016 and June 30, 2016:

	September 30, 2016
	1-4 Family	1-4 Family
	Owner	Non-Owner	Multi-
	Occupied	Occupied	family	Commercial	Construction	Consumer	Total
	(In thousands)
Pass	$53,439	$11,282	$9,406	$25,753	$7,692	$532	$108,104
Special mention	-	-	-	-	-	-	-
Substandard	738	557	111	-	-	-	1,406
Doubtful	-	-	-	-	-	-	-

Total	$54,177	$11,839	$9,517	$25,753	$7,692	$532	$109,510

	June 30, 2016
	1-4 Family	1-4 Family
	Owner	Non-Owner	Multi-
	Occupied	Occupied	family	Commercial	Construction	Consumer	Total
	(In thousands)
Pass	$52,224	$11,558	$9,076	$19,883	$6,720	$548	$100,009
Special mention	-	-	-	-	-	-	-
Substandard	836	676	-	-	-	-	1,512
Doubtful	-	-	-	-	-	-	-

Total	$53,060	$12,234	$9,076	$19,883	$6,720	$548	$101,521

The Company has a portfolio of loans designated as subprime, defined as those loans made to borrowers with a credit score below 660. These loans are primarily secured by 1-4 family real estate, including both owner-occupied and non-owner-occupied properties. Subprime loans totaled $6.6 million and $6.5 million at September 30, 2016 and June 30, 2016, respectively.

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the past year.

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of September 30, 2016 and June 30, 2016:

	September 30, 2016
							Total Loans >
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
	(In thousands)

1-4 family owner-occupied	$127	$-	$86	$213	$53,964	$54,177	$-
1-4 family non-owner occupied	-	214	164	378	11,461	11,839	-
Multi-family residential	-	-	-	-	9,517	9,517	-
Commercial	85	-	-	85	25,668	25,753	-
Construction	-	-	-	-	7,692	7,692	-
Consumer and other	-	-	-	-	532	532	-

Total	$212	$214	$250	$676	$108,834	$109,510	$-

	June 30, 2016
							Total Loans >
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
	(In thousands)

1-4 family owner-occupied	$136	$86	$-	$222	$52,838	$53,060	$-
1-4 family non-owner occupied	379	-	-	379	11,855	12,234	-
Multi-family residential	-	-	-	-	9,076	9,076	-
Commercial	-	-	-	-	19,883	19,883	-
Construction	-	-	-	-	6,720	6,720	-
Consumer and other	-	-	-	-	548	548	-

Total	$515	$86	$-	$601	$100,920	$101,521	$-

A loan is considered impaired when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming multi-family and commercial loans, but also include loans modified in troubled debt restructurings.

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents impaired loan information as of September 30, 2016 and for the three months ended September 30, 2016 and 2015:

				For the Three Months Ended		For the Three Months Ended
	As of September 30, 2016			September 30, 2016		September 30, 2015
		Unpaid	Allowance for Loan	Average	Interest	Average	Interest
	Recorded Investment	Principal Balance	Losses Allocated	Recorded Investment	Income Recognized	Recorded Investment	Income Recognized
	(In thousands)
Loans with no related allowance recorded:
1-4 family owner-occupied	$584	$764	$-	$669	$12	$932	$6
1-4 family non-owner occupied	179	212	-	180	-	71	-
Multi-family residential	-	-	-	-	-	-	-
Commercial	143	158	-	144	2	151	3
Construction	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-

Loans with an allowance recorded:
1-4 family owner-occupied	358	448	82	360	-	384	-
1-4 family non-owner occupied	343	383	68	345	-	215	-
Multi-family residential	111	111	26	111	-	-	-
Commercial	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-

Totals	$1,718	$2,076	$176	$1,809	$14	$1,753	$9

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents impaired loan information as of June 30, 2016:

	As of June 30, 2016
		Unpaid	Allowance for Loan
	Recorded Investment	Principal Balance	Losses Allocated
	(In thousands)
Loans with no related allowance recorded:
1-4 family owner-occupied	$682	$881	$-
1-4 family non-owner occupied	182	213	-
Multi-family residential	-	-	-
Commercial	145	160	-
Construction	-	-	-
Consumer and other	-	-	-

Loans with an allowance recorded:
1-4 family owner-occupied	365	451	89
1-4 family non-owner occupied	348	385	72
Multi-family residential	111	111	27
Commercial	-	-	-
Construction	-	-	-
Consumer and other	-	-	-

Totals	$1,833	$2,201	$188

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the Company’s nonaccrual loans at September 30, 2016 and June 30, 2016. The table excludes performing troubled debt restructurings.

	September 30,	June 30,
	2016	2016
	(In thousands)
Real estate
1-4 family owner-occupied	$550	$568
1-4 family non-owner occupied	522	530
Multi-family residential	111	111
Commercial	-	-
Construction	-	-
Consumer and other	-	-

Total nonaccrual	$1,183	$1,209

At September 30, 2016 and June 30, 2016, the Company had certain loans that were modified in troubled debt restructurings and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan. The Company had loans modified in a troubled debt restructuring totaling $1.1 million at both September 30, 2016 and June 30, 2016. Troubled debt restructured loans had specific allowances totaling $58,000 at both September 30, 2016 and June 30, 2016. At September 30, 2016, the Company had no commitments to lend additional funds to borrowers with troubled debt restructured loans.

No loans were modified as troubled debt restructurings during either of the three month periods ended September 30, 2016 or 2015.

The Company had no troubled debt restructurings modified during the twelve months ended September 30, 2016 or 2015 that subsequently defaulted during the three-month periods ended September 30, 2016 or 2015. A troubled debt restructured loan is considered to be in payment default once it is 30 days contractually past due under the loan’s modified terms.

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

Effective January 1, 2015, the Bank is subject to the capital requirements set forth by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule established a new common equity Tier 1 minimum capital requirement and assigned a higher risk weight (150%) to exposures that are more than 90 days past due, or are on nonaccrual status, and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements, unless a one-time opt-in or opt-out is exercised. The Bank has chosen to exclude unrealized gains and losses from regulatory capital. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total capital, Tier I capital and Common Equity (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to total average assets (as defined). Management believes, as of September 30, 2016 and June 30, 2016, that the Bank met all capital adequacy requirements to which it is subject.

As of September 30, 2016 and June 30, 2016, management believes the Bank met the requirements to be deemed well capitalized under the regulatory framework for prompt corrective action.

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2016
Total Capital
(to Risk-Weighted Assets)	$15,512	18.2%	$6,832	8.0%	$8,541	10.0%

Tier I Capital
(to Risk-Weighted Assets)	$14,434	16.9%	$5,124	6.0%	$6,832	8.0%

Common Equity Tier I
(to Risk-Weighted Assets)	$14,434	16.9%	$3,843	4.5%	$5,551	6.5%

Tier I Leverage Capital
(to Average Assets)	$14,698	12.3%	$4,771	4.0%	$5,964	5.0%

As of June 30, 2016
Total Capital
(to Risk-Weighted Assets)	$15,250	19.7%	$6,204	8.0%	$7,756	10.0%

Tier I Capital
(to Risk-Weighted Assets)	$14,269	18.4%	$4,653	6.0%	$6,204	8.0%

Common Equity Tier I
(to Risk-Weighted Assets)	$14,269	18.4%	$3,490	4.5%	$5,041	6.5%

Tier I Leverage Capital
(to Average Assets)	$14,269	12.1%	$4,727	4.0%	$5,909	5.0%

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 5:	Disclosures about Fair Value of Assets and Liabilities

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

Recurring Measurements

The following table presents the fair value measurement of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2016 and June 30, 2016:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2016
Municipal bonds	$100	$-	$100	$-
Mortgage-backed securities of U.S. of government sponsored entities - residential	3,208	-	3,208	-

	$3,308	$-	$3,308	$-

June 30, 2016
Mortgage-backed securities of U.S. of government sponsored entities - residential	$3,465	$-	$3,465	$-

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There were no assets classified within Level 3 of the fair value hierarchy measured on a recurring basis. There were no transfers between Level 1 and Level 2 during the periods ended September 30, 2016 and 2015.

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

Nonrecurring Measurements

The Company had no assets measured at fair value on a non-recurring basis that were revalued during the period ended September 30, 2016. The following table presents fair value measurements of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which fair value measurements fall at June 30, 2016:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2016
Impaired loans - residential
One-to-four family owner occupied	$276	$-	$-	$276
One-to-four family non-owner occupied	360	-	-	360

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

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2016 and June 30, 2016.

		Fair Value Measurement Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
September 30, 2016
Financial assets
Cash and cash equivalents	$2,018	$2,018	$-	$-	$2,018
Interest-bearing time deposits	2,100	2,100	-	-	2,100
Held-to-maturity securities	489	-	503	-	503
Loans and loans held for sale	109,112	-	-	108,820	108,820
Federal Home Loan Bank stock	1,192	n/a	n/a	n/a	n/a
Accrued interest receivable	350	-	350	-	350
Financial liabilities
Deposits	78,467	43,477	35,325	-	78,802
Federal Home Loan Bank advances	28,704	-	28,831	-	28,831
Accrued interest payable	53	-	53	-	53

June 30, 2016
Financial assets
Cash and cash equivalents	$3,672	$3,672	$-	$-	$3,672
Interest-bearing time deposits	2,100	2,100	-	-	2,100
Held-to-maturity securities	986	-	996	-	996
Loans and loans held for sale	101,709	-	-	102,480	102,480
Federal Home Loan Bank stock	1,192	n/a	n/a	n/a	n/a
Accrued interest receivable	292	-	292	-	292
Financial liabilities
Deposits	77,214	37,010	40,584	-	77,594
Federal Home Loan Bank advances	25,319	-	25,445	-	25,445
Accrued interest payable	33	-	33	-	33

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

Loans and Loans Held for Sale

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

Deposits

The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 1 classification. The carrying amounts of variable rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date resulting in a Level 1 classification. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits, resulting in a Level 2 classification.

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

Note 6:	Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component, net of tax, for the three months ended September 30, 2016 and 2015 are as follows:

		Unrealized
	Unrealized	Gains and Losses
	Gains and Losses	on Securities
	on Available	Transferred from
	for Sale	Available for Sale to
	Securities	Held to Maturity	Total
	(In thousands)
Three Months Ended September 30, 2016

Balance, July 1, 2016	$(67)	$(12)	$(79)

Other comprehensive loss	(11)	-	(11)

Accretion of unrealized losses on securities transferred from available for sale to held to maturity recognized in other comprehensive income	-	1	1

Net current period other comprehensive loss	(11)	1	(10)

Balance, September 30, 2016	$(78)	$(11)	$(89)

Three Months Ended September 30, 2015

Balance, July 1, 2015	$(73)	$(18)	$(91)

Other comprehensive loss, net of tax	(8)	-	(8)

Accretion of unrealized losses on securities transferred from available for sale to held to maturity recognized in other comprehensive income	-	-	-

Net current period other comprehensive loss	(8)	-	(8)

Balance, September 30, 2015	$(81)	$(18)	$(99)

There were no material items reclassified from accumulated other comprehensive loss to the statement of operations for the three-month periods ended September 30, 2016 and 2015.

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 7:	Earnings Per Share

Earnings per share were computed as follows:

	Three Months Ended September 30, 2016
		Weighted-
	Net	Average	Per Share
	Income	Shares	Amount
	(In thousands)

Net income	$73

Basic earnings per share		818,824	$0.09

Effect of dilutive securities
Stock options		3,032
Restricted stock awards		2,844

Diluted earnings per share		824,700	$0.09

	Three Months Ended September 30, 2015
		Weighted-
	Net	Average	Per Share
	Income	Shares	Amount
	(In thousands)

Net income	$47

Basic earnings per share		806,070	$0.06

Effect of dilutive securities
Stock options		-
Restricted stock awards		-

Diluted earnings per share		806,070	$0.06

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8:	Employee Stock Ownership Plan

On January 29, 2015, the Bank announced the formation of the Mt. Washington Savings Bank Employee Stock Ownership Plan (“ESOP”), a non-contributory plan for its employees. As part of the Company’s stock conversion, shares were purchased with a loan from MW Bancorp, Inc. All employees of the Bank meeting certain tenure requirements are entitled to participate in the ESOP. Compensation expense related to the ESOP was $14,000 and $8,000 for the three months ended September 30, 2016 and 2015, respectively.

The ESOP had 66,589 and 70,093 unallocated shares at September 30, 2016 and 2015, respectively.

The aggregate fair value of the 66,589 unallocated shares was $1.0 million based on the $15.75 closing price of our common stock on September 30, 2016.

Note 9:	Equity Incentive Plan

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

No options granted under the 2016 Plan were exercisable at September 30, 2016.

In May 2016, the Company awarded restricted stock totaling 28,810 shares to members of the Board of Directors and certain members of management. In July 2016, the Company awarded 500 shares of restricted stock to a member of management. The restricted stock awards have vesting periods ranging from three years to seven years. Shares of restricted stock granted to employees under the 2016 Plan are subject to restrictions as to continuous employment for a specified time period following the date of grant. During this period, the holder is entitled to full voting rights and dividends.

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Total compensation cost recognized in the income statement for share-based payment arrangements during the three months ended September 30, 2016 was $30,000.

As of September 30, 2016, there was $681,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 6.0 years.

Note 10:	Recent Accounting Pronouncements

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

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

The Bank converted to the stock form of ownership, followed by the issuance of all of the Bank’s outstanding stock to the Company. Pursuant to the Plan, the Bank determined the total offering value and number of shares of common stock based upon an independent appraiser’s valuation. The stock was priced at $10.00 per share. In addition, the Bank’s Board of Directors adopted an ESOP, which subscribed for 8% of the common stock sold in the offering. Proceeds from the sale of shares totaled $8.8 million. The costs of issuing the common stock were deducted from the sales proceeds of the offering.

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

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition at September 30, 2016 and results of operations for the three months ended September 30, 2016 and 2015, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on

Form 10-Q.

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

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following: (1) general economic conditions, (2) competitive pressure among financial services companies, (3) changes in interest rates, (4) deposit flows, (5) loan demand, (6) changes in legislation or regulation, (7) changes in accounting principles, policies and guidelines, (8) other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services; and (9) other risk factors set forth from time to time in the Company’s reports filed with the Securities and Exchange Commission, including those described in “Item 1.A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

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

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Deferred Tax Assets. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax asset will not be realized. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Determining the proper valuation allowance for deferred taxes is critical in properly valuing the deferred tax asset and the related recognition of income tax expense or benefit. At both September 30, 2016 and June 30, 2016, our deferred tax asset was reduced by a valuation allowance totaling $1.4 million.

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

Comparison of Financial Condition at September 30, 2016 and June 30, 2016

Total Assets. Total assets were $124.2 million at September 30, 2016, an increase of $5.2 million, or 4.4%, over the $119.0 million total at June 30, 2016. The increase was primarily comprised of an $8.0 million increase in net loans, which was partially offset by a decrease in cash and cash equivalents of $1.7 million.

Net Loans. Net loans increased by $8.0 million, or 8.0%, to $107.9 million at September 30, 2016, from $99.9 million at June 30, 2016. During the three months ended September 30, 2016, we originated $18.4 million of loans, which represented approximately 18.1% of our total loan portfolio at June 30, 2016. These new loan originations were comprised primarily of $7.8 million of one- to four-family residential real estate loans, $6.0 million of commercial real estate loans, $1.9 million of construction loans and $1.7 of multi-family residential real estate loans. During the three months ended September 30, 2016, we originated $4.2 million of loans held for sale and sold $4.6 million of loans in the secondary market. During the three months ended September 30, 2016, one- to four-family residential real estate loans increased $722,000, or 1.1%, to $66.0 million at September 30, 2016, from $65.3 million at June 30, 2016; commercial real estate loans increased $5.6 million, or 31.8%, to $23.1 million at September 30, 2016; multi-family residential real estate loans increased $441,000, or 4.9%, to $9.5 million at September 30, 2016; and construction loans increased $972,000, or 14.5%, to $7.7 million at September 30, 2016.

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Increases in loan balances reflect our strategy to grow and diversify our loan portfolio, with an emphasis on increasing commercial and multi-family residential loans, as we shift our strategy from our traditional focus on one- to four-family residential loans. Such growth has been achieved amid strong competition for commercial real estate, multi-family and one- to four-family residential mortgage loans in our market area in the current low interest rate environment.

During the latter part of fiscal 2013, we initiated a program to sell certain fixed-rate, 30-year term mortgage loans in the secondary market. We have sold loans on both a servicing released and servicing retained basis, in transactions with the Federal Home Loan Bank-Cincinnati (“FHLB”), through its mortgage purchase program, and other investors. We sold $4.6 million of loans in the three months ended September 30, 2016. Total loans sold with servicing retained totaled $18.2 million at September 30, 2016. Management intends to continue this sales activity in future periods.

Investment Securities. Investment securities decreased $654,000, or 14.7%, to $3.8 million at September 30, 2016 from $4.5 million at June 30, 2016. The decrease consisted primarily of principal repayments on mortgage-backed securities, which were partially offset by a purchase of a municipal security totaling $100,000 during the three months ended September 30, 2016.

The yield on our investment securities decreased to 1.55% for the three months ended September 30, 2016, compared to 1.89% for the three months ended September 30, 2015. At September 30, 2016, investment securities classified as available-for-sale and held-to-maturity consisted of municipal securities and government-sponsored mortgage-backed securities.

Premises and Equipment, net. Premises and equipment increased $145,000, or 12.5%, to $1.3 million at September 30, 2016. The increase was due primarily to capitalized costs for construction in progress of the Company’s new drive-through ATM/ITM facility adjacent to the Columbia Tusculum office location. The drive-through will offer customers convenient access to both automated teller machines and interactive teller machines. This new facility is scheduled to open in December 2016.

Deposits. Deposits increased by $1.3 million, or 1.6%, to $78.5 million at September 30, 2016 from $77.2 million at June 30, 2016. Our core deposits, which consist of all deposit account types except certificates of deposit, increased $6.5 million, or 17.5%, to $43.5 million at September 30, 2016 from $37.0 million at June 30, 2016. Certificates of deposit decreased $5.2 million, or 13.0%, to $35.0 million at September 30, 2016 from $40.2 million at June 30, 2016. During the three months ended September 30, 2016, management continued its strategy of pursuing growth in demand accounts and other lower cost core deposits. Demand accounts were first offered by the Company during 2013 and totaled $31.0 million at September 30, 2016. Management intends to continue its efforts to increase core deposits, with a special emphasis on growth in consumer and business demand deposits.

Federal Home Loan Bank Advances. FHLB advances increased $3.4 million, or 13.4%, to $28.7 million at September 30, 2016 from $25.3 million at June 30, 2016. Management has pursued a strategy of periodically increasing these advances to take advantage of this low-cost source of funding during the low interest rate environment to fund the Company’s loans and investments. The aggregate cost of these advances was 1.26% at September 30, 2016, compared to the Company’s cost of deposits of 0.90% at that date.

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Shareholders’ Equity. Total shareholders’ equity decreased $14,000, or 0.1%, to $16.1 million at September 30, 2016 compared to June 30, 2016. The decrease was primarily attributable to dividends paid of $89,000, partially offset by net income of $73,000 for the three months ended September 30, 2016.

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2016 and 2015

General. Net income for the three months ended September 30, 2016 was $73,000, an increase of $26,000, or 55.3%, compared to net income of $47,000 for the three months ended September 30, 2015. The increase in net income was primarily due to a $107,000 increase in net interest income, a $5,000 decrease in the provision for loan losses and a $79,000 increase in noninterest income, which were partially offset by a $136,000 increase in noninterest expenses and a $29,000 increase in income taxes.

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

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

	Three Months Ended September 30,
	2016			2015
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$104,741	$1,018	3.89%	$93,533	$905	3.87%
Investment securities	4,123	16	1.55%	5,710	27	1.89%
Other interest-earning assets (1)	5,956	31	2.08%	8,088	32	1.58%
Total interest-earning assets	114,820	1,065	3.71%	107,331	964	3.59%
Non-interest-earning assets	6,585			4,712
Allowance for loan losses	(1,636)			(1,605)
Total assets	$119,769			$110,438

Interest-bearing liabilities:
Interest-bearing demand	$22,432	52	0.93%	$17,079	38	0.89%
Money market accounts	2,683	3	0.45%	2,755	3	0.44%
Savings accounts	10,949	9	0.33%	8,577	6	0.28%
Certificates of deposit	37,991	131	1.38%	42,928	161	1.50%
Total deposits	74,055	195	1.05%	71,339	208	1.17%
FHLB advances	25,981	88	1.35%	22,443	81	1.44%
Total interest-bearing liabilities	100,036	283	1.13%	93,782	289	1.23%
Non-interest-bearing liabilities	3,627			2,707
Total liabilities	103,663			96,489
Equity	16,106			13,949
Total liabilities and equity	$119,769			$110,438

Net interest income		$782			$675
Net interest rate spread (2)			2.58%			2.36%
Net interest-earning assets (3)	$14,784			$13,549
Net interest margin (4)			2.72%			2.52%
Average interest-earning assets to interest-bearing liabilities	114.78%			114.45%

(1)	Consists of stock in the FHLB and interest-bearing demand and time deposits in other banks.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Interest Income. Interest income increased $101,000, or 10.5%, to $1.1 million for the three months ended September 30, 2016 from $964,000 for the three months ended September 30, 2015. This increase was primarily attributable to a $113,000 increase in interest on loans receivable. The average balance of loans during the three months ended September 30, 2016 increased by $11.2 million, or 12.0%, from the balance for the three months ended September 30, 2015. The average yield on loans increased by two basis points to 3.89% for the three months ended September 30, 2016 from 3.87% for the three months ended September 30, 2015.

The average balance of investment securities decreased $1.6 million to $4.1 million for the three months ended September 30, 2016 from $5.7 million for the three months ended September 30, 2015, while the average yield on investment securities decreased by 34 basis points, to 1.55% for the three months ended September 30, 2016 from 1.89% for the three months ended September 30, 2015. Interest income on other interest-earning assets, including certificates of deposit in other financial institutions, decreased $1,000, or 3.1%, for the three months ended September 30, 2016, due to a decrease in the average balance of $2.1 million period-to-period, partially offset by an increase in the average yield of 50 basis points, to 2.08% for the three months ended September 30, 2016. Interest income on other interest earning assets included recognition of $13,000 of a $120,000 Bank Enterprise Award the Company received during fiscal 2015 from the U.S. Government-sponsored Community Development Financial Institutions Fund (“CDFI”) based on certificates of deposit placed with qualifying financial institutions participating in the program. The award is being accreted into interest income over the remaining term of the certificates of deposit, which will expire with recognition of interest income totaling approximately $9,000 in the next quarter.

Interest Expense. Total interest expense decreased $6,000, or 2.1%, to $283,000 for the three months ended September 30, 2016, from $289,000 for the three months ended September 30, 2015. Interest expense on deposit accounts decreased $13,000, or 6.3%, to $195,000 for the three months ended September 30, 2016, from $208,000 for the three months ended September 30, 2015. The decrease was primarily due to a decrease in the average cost of interest-bearing deposits of 12 basis points to 1.05% for the three months ended September 30, 2016 from 1.17% for the same quarter in 2015, which was partially offset by an increase of $2.7 million, or 3.8%, in the average balance of deposits to $74.1 million for the three months ended September 30, 2016.

Interest expense on FHLB advances increased $7,000, or 8.6%, to $88,000 for the three months ended September 30, 2016 from $81,000 for the three months ended September 30, 2015. The average balance of advances increased by $3.5 million, or 15.8%, to $26.0 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, while the average cost of these advances decreased by nine basis points to 1.35% from 1.44%. As noted above, management elected to increase outstanding advances as a source of low-cost funding.

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Net Interest Income. Net interest income increased $107,000, or 15.9%, to $782,000 for the three months ended September 30, 2016, compared to $675,000 for the three months ended September 30, 2015. The increase reflected the increase in the interest rate spread to 2.58% for the three months ended September 30, 2016 compared to 2.36% for the three months ended September 30, 2015, and an increase in the average net interest earning assets of $1.2 million period-to-period. Our net interest margin increased to 2.72% for the three months ended September 30, 2016 from 2.52% for the three months ended September 30, 2015. The interest rate spread and net interest margin were impacted by the continuation of the low interest rate environment.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” we did not record a provision for loan losses for the three months ended September 30, 2016, a decrease from the $5,000 recorded for the three months ended September 30, 2015. The allowance for loan losses was $1.6 million, or 1.49% of total loans, at September 30, 2016, compared to $1.6 million, or 1.61% of total loans, at June 30, 2016. The decrease in the provision for loan losses in the three months ended September 30, 2016, compared to the three months ended September 30, 2015, was due primarily to the continued low balances of nonperforming loans and delinquent loans in the 2016 period. Total nonperforming loans were $1.2 million at September 30, 2016, compared to $1.1 million at September 30, 2015. Classified loans declined to $1.4 million at September 30, 2016, compared to $1.5 million at September 30, 2015, and total loans past due greater than 30 days were $676,000 and $601,000 at those respective dates. Net charge-offs totaled $3,000 for the three months ended September 30, 2016, compared to net recoveries of $3,000 for the three months ended September 30, 2015. As a percentage of nonperforming loans, the allowance for loan losses was 138.0% at September 30, 2016, compared to 155.3% at September 30, 2015.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover probable incurred losses in the loan portfolio at September 30, 2016 and 2015. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income increased $79,000, or 101.3%, to $157,000 for the three months ended September 30, 2016 from $78,000 for the three months ended September 30, 2015. The increase was due to an increase in gain on sale of loans of $79,000, as the Company continued a program to sell certain loans in the secondary market.

Non-Interest Expense. Non-interest expense increased $136,000, or 19.4%, to $837,000 for the three months ended September 30, 2016 compared to $701,000 for the three months ended September 30, 2015. The increase was primarily attributable to a $64,000, or 16.7%, increase in salaries, employee benefits and directors fees expense, and increases of $28,000, or 73.7%, in occupancy and equipment, and $28,000, or 84.9%, in data processing. The increase in compensation expense was due in part to the incremental expense associated with the new stock-based compensation plan, totaling $30,000 during the three months ended September 30, 2016, coupled with an increase in staffing levels and normal merit increases period-to-period. The increases in occupancy and equipment and data processing were due primarily to costs associated with the new branch location period-to-period, which opened in September 2015 and the related growth in loan and deposit accounts.

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Federal Income Taxes. Federal income taxes were $29,000 for the three-month period ended September 30, 2016, compared to no federal income tax provision in the same period in 2015. The increase in federal income taxes was due primarily to the $55,000 increase in pre-tax income, as well as the partial reversal of the impairment valuation allowance maintained on the Company’s deferred tax assets recorded in March 2016. Management evaluated the deferred tax asset based upon a projection of future operating results and determined that the carrying value of the deferred tax asset was appropriate at September 30, 2016 while a full impairment valuation allowance was required at September 30, 2015. The Company recognized a partial reversal of the impairment valuation allowance on its deferred tax assets during the year ended June 30, 2016. The Company had a valuation allowance on its net deferred tax asset of $1.4 million and $2.1 million at September 30, 2016 and 2015, respectively. Additional deferred tax assets will only be recognized in future periods when it is more likely than not that the net deferred tax asset can be realized, primarily through the generation of sustainable taxable income.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities, sales or calls of securities. We also have the ability to borrow from the FHLB. At September 30, 2016, we had the capacity to borrow approximately $19.7 million from the FHLB and have an additional $10.0 million on a line of credit with the FHLB. At September 30, 2016, we had $28.7 million outstanding in FHLB advances.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $1.3 million and $668,000 for the three months ended September 30, 2016 and 2015, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from maturing securities and pay downs on mortgage-backed securities, was $7.5 million and $8.0 million for the three months ended September 30, 2016 and 2015, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was $4.5 million and $7.8 million for the three months ended September 30, 2016 and 2015, respectively. These funding increases also reflected our strategy of borrowing at lower interest rates to fund loan originations.

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

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

At September 30, 2016, the Bank’s capital exceeded all of the Bank’s capital adequacy requirements and also exceeded all amounts necessary to be deemed well capitalized under the prompt corrective action regulations. See Note 4 to the Financial Statements for details.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At September 30, 2016 and 2015, we had outstanding commitments of $8.6 million and $5.3 million, respectively, including commitments to originate loans, undisbursed funds on construction loans, funds available on undrawn lines of credit and stand-by letters of credit. We anticipate that we will have sufficient funds available to meet our current lending commitments.

Certificates of deposit that are scheduled to mature in less than one year from September 30, 2016 totaled $19.0 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. At September 30, 2016, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

ITEM 1A.	Risk Factors

For information on risk factors, please refer to Part I, Item 1.A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016..

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

MW Bancorp, Inc.

Date:	November 14, 2016	By:	/s/Gregory P. Niesen
Gregory P. Niesen
President and Chief Executive Officer

Date:	November 14, 2016	By:	/s/Julie M. Bertsch
Julie M. Bertsch
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit		Page
Number	Description	Reference

3.1	Articles of Incorporation of MW Bancorp, Inc.	Incorporated by reference to registrant's Form S-1 filed on September 10, 2014, Exhibit 3.1 (File No. 333-198668).

3.2	Bylaws of MW Bancorp, Inc.	Incorporated by reference to registrant's Form S-1 filed on September 10, 2014, Exhibit 3.2 (File No. 333-198668).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith.

32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith.

101.INS	XBRL Instance Document	Included herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Included herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Included herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Included herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Included herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Included herewith.

