Form 10-Q
period 2016-12-31
MW Bancorp, Inc.
filed 2017-02-14
CIK 1600065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐                No ☒

As of February 13, 2017, the latest practicable date, 891,209 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

MW Bancorp, Inc.

Part I – Financial Information

Item 1. Financial Statements

MW Bancorp, Inc.

Condensed Consolidated Balance Sheets

December 31, 2016 and June 30, 2016

(In thousands, except share data)

	December 31,	June 30,
	2016	2016
	(Unaudited)
Assets
Cash and due from banks	$364	$258
Interest-bearing demand deposits	9,092	3,414

Cash and cash equivalents	9,456	3,672

Interest-bearing time deposits in other financial institutions	100	2,100
Available-for-sale securities	3,525	3,465
Held-to-maturity securities (fair value of $351 at December 31, 2016 and $996 at June 30, 2016)	349	986
Loans held for sale	79	1,763
Loans, net of allowance for loan losses of $1,636 at December 31, 2016 and $1,635 at June 30, 2016	107,235	99,946
Premises and equipment, net	1,781	1,158
Federal Home Loan Bank stock, at cost	1,192	1,192
Accrued interest receivable	365	292
Bank owned life insurance	3,516	3,469
Deferred federal income taxes	673	713
Other assets	250	251

Total assets	$128,521	$119,007

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand and money market	$33,819	$27,736
Savings	16,768	9,274
Time	34,501	40,204

Total deposits	85,088	77,214

Federal Home Loan Bank advances	26,286	25,319
Other liabilities	897	350

Total liabilities	112,271	102,883

Commitments and Contigent Liabilities

Shareholders' Equity
Preferred stock - authorized 1,000,000 shares, $0.01 par value, none issued	-	-
Common stock - authorized 30,000,000 shares, $0.01 par value, 905,473 and 904,973 shares issued at December 31, 2016 and June 30, 2016, respectively	9	9
Additional paid-in capital	7,881	7,835
Shares acquired by ESOP	(627)	(666)
Unearned compensation - restricted stock awards	(437)	(429)
Retained earnings	9,864	9,756
Accumulated other comprehensive loss	(138)	(79)
Treasury stock, 20,000 shares - at cost	(302)	(302)

Total shareholders' equity	16,250	16,124

Total liabilities and shareholders' equity	$128,521	$119,007

See Notes to Condensed Consolidated Financial Statements

MW Bancorp, Inc.

Condensed Consolidated Statements of Income

For the Three and Six Months Ended December 31, 2016 and 2015

(In thousands, except share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
	(Unaudited)
Interest Income
Loans, including fees	$1,053	$937	$2,071	$1,842
Taxable securities	15	24	31	51
Interest-bearing deposits	28	32	59	64

Total interest income	1,096	993	2,161	1,957

Interest Expense
Deposits	195	222	390	430
Federal Home Loan Bank advances	88	85	176	166

Total interest expense	283	307	566	596

Net Interest Income	813	686	1,595	1,361

Provision for Loan Losses	-	8	-	13

Net Interest Income After Provision for Loan Losses	813	678	1,595	1,348

Noninterest Income
Gain on sale of loans	103	7	227	52
Income from Bank owned life insurance	24	23	47	46
Other operating	1	14	11	24
Total noninterest income	128	44	285	122

Noninterest Expense
Salaries, employee benefits and directors fees	486	401	933	784
Occupancy and equipment	67	51	133	89
Data processing	58	33	119	66
Franchise taxes	32	13	63	32
FDIC insurance premiums	1	18	21	35
Professional services	63	81	159	193
Advertising	12	12	27	34
Office supplies	14	15	27	26
Business entertainment	11	9	26	22
Other	69	66	142	119

Total noninterest expense	813	699	1,650	1,400

Income Before Federal Income Taxes	128	23	230	70

Federal Income Taxes	4	-	33	-

Net Income	$124	$23	$197	$70

Earnings per share
Basic	$0.15	$0.03	$0.24	$0.09
Diluted	$0.15	$0.03	$0.24	$0.09

Weighted-average shares outstanding
Basic	818,927	806,108	818,405	806,089
Diluted	827,667	806,108	825,772	806,089

See Notes to Condensed Consolidated Financial Statements

MW Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended December 31, 2016 and 2015

(In thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
	(Unaudited)

Net income	$124	$23	$197	$70

Other comprehensive loss:
Net unrealized holding losses on securities available for sale	(53)	(11)	(64)	(19)

Amortization of net unrealized holding loss on held-to-maturity securities	4	-	5	-

Net unrealized losses	(49)	(11)	(59)	(19)
Tax effect	-	-	-	-

Total other comprehensive loss	(49)	(11)	(59)	(19)

Comprehensive income	$75	$12	$138	$51

See Notes to Condensed Consolidated Financial Statements

MW Bancorp, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

For the Six Months Ended December 31, 2016 and 2015

(In thousands)

Six Months Ended December 31, 2016
				Unearned		Accumulated
		Additional	Shares	Compensation -		Other
	Common	Paid-in	Acquired	Restricted	Retained	Comprehensive	Treasury
	Stock	Capital	by ESOP	Stock Awards	Earnings	Loss	Stock	Total
	(Unaudited)

Balance at July 1, 2016	$9	$7,835	$(666)	$(429)	$9,756	$(79)	$(302)	$16,124

Net income	-	-	-	-	197	-	-	197

Compensation expense related to stock options	-	24	-	-	-	-	-	24

Issuance of restricted stock awards	-	8	-	(8)	-	-	-	-

Dividends paid, $0.10 per share	-	-	-	-	(89)	-	-	(89)

Amortization of ESOP	-	14	39	-	-	-	-	53

Other comprehensive loss	-	-	-	-	-	(59)	-	(59)

Balance at December 31, 2016	$9	$7,881	$(627)	$(437)	$9,864	$(138)	$(302)	$16,250

Six Months Ended December 31, 2015
				Unearned		Accumulated
		Additional	Shares	Compensation -		Other
	Common	Paid-in	Acquired	Restricted	Retained	Comprehensive	Treasury
	Stock	Capital	by ESOP	Stock Awards	Earnings	Loss	Stock	Total
	(Unaudited)

Balance at July 1, 2015	$9	$7,386	$(701)	$-	$9,067	$(91)	$-	$15,670

Net income	-	-	-	-	70	-	-	70

Amortization of ESOP	-	14	35	-	-	-	-	49

Other comprehensive loss	-	-	-	-	-	(19)	-	(19)

Balance at December 31, 2015	$9	$7,400	$(666)	$-	$9,137	$(110)	$-	$15,770

See Notes to Condensed Consolidated Financial Statements

MW Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended December 31, 2016 and 2015

(In thousands)

	Six Months Ended December 31,
	2016	2015
	(Unaudited)
Cash Flows from Operating Activities
Net income	$197	$70
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	65	52
Amortization of premiums and discounts on securities, net	30	31
Accretion of deferred loan origination fees and costs, net	19	1
Provision for loan losses	-	13
Gain on sale of loans	(227)	(52)
Proceeds from sales of loans	12,037	2,264
Loans originated for sale	(10,186)	(2,579)
Compensation expense related to stock options	24	-
Amortization of ESOP	60	49
Net changes in:
Accrued interest receivable	(73)	(39)
Other assets	61	55
Cash surrender value of life insurance	(47)	(46)
Other liabilities	547	367
Deferred federal income taxes	33	-

Net cash provided by operating activities	2,540	186

Cash Flows from Investing Activities
Net change in interest-bearing deposits in other financial institutions	2,000	1,000
Purchase of available for sale securities	(617)	-
Principal repayments of held-to-maturity securities	640	274
Principal repayments of available-for-sale mortgage-backed securities	465	401
Net change in loans	(7,308)	(8,384)
Purchase of premises and equipment	(688)	(794)
Payments for improvements to foreclosed assets	-	(8)

Net cash used in investing activities	(5,508)	(7,511)

Cash Flows from Financing Activities
Net change in deposits	7,776	11,208
Proceeds from Federal Home Loan Bank advances	13,000	2,000
Repayment of Federal Home Loan Bank advances	(12,033)	(1,275)
Dividends paid	(89)	-

Net cash provided by financing activities	8,654	11,933

Net Change in Cash and Cash Equivalents	5,686	4,608

Beginning Cash and Cash Equivalents	3,672	3,665

Ending Cash and Cash Equivalents	$9,358	$8,273

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and borrowings	$563	$590
Supplemental Disclosure of Noncash Investing Activities
Transfers from loans to loans held for sale	$-	$5,058

See Notes to Condensed Consolidated Financial Statements

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1:	Basis of Presentation

MW Bancorp, Inc. (the “Company,” “we,” “us” or “our”), headquartered in Cincinnati, Ohio, was formed to serve as the stock holding company for Watch Hill Bank (the “Bank”) following its mutual-to-stock conversion. The conversion was completed effective January 29, 2015. The Company issued 876,163 shares at an offering price of $10.00 per share.

The accompanying unaudited condensed balance sheet of the Company as of June 30, 2016, which has been derived from audited financial statements, and unaudited condensed consolidated financial statements of the Company as of December 31, 2016 and for the three and six months ended December 31, 2016 and 2015, were prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company as of and for the year ended June 30, 2016 included in the Company’s most recent Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Financial Statements contained in the Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included to present fairly the financial position as of December 31, 2016 and the results of operations and cash flows for the three and six months ended December 31, 2016 and 2015. All interim amounts have not been audited and the results of operations for the three and six months ended December 31, 2016, herein are not necessarily indicative of the results of operations to be expected for the entire fiscal year.

Principles of Consolidation

The consolidated financial statements as of and for the periods ended December 31, 2016, include MW Bancorp, Inc. and its wholly owned subsidiary, Watch Hill Bank, together referred to as “the Company.” Intercompany transactions and balances have been eliminated in consolidation.

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

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 2:	Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale Securities:
December 31, 2016
Municipal bonds	$100	$-	$(4)	$96
Mortgage-backed securities of U.S. government sponsored entities - residential	3,469	3	(43)	3,429

	$3,569	$3	$(47)	$3,525

June 30, 2016
Mortgage-backed securities of U.S. government sponsored entities - residential	$3,445	$36	$(16)	$3,465

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Held-to-maturity Securities:
December 31, 2016
Mortgage-backed securities of U.S. government sponsored entities - residential	$349	$4	$(2)	$351

June 30, 2016
Mortgage-backed securities of U.S. government sponsored entities - residential	$986	$11	$(1)	$996

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at December 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

	December 31, 2016
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Municipal bonds
Due in three-to-five years	$100	$96	$-	$-
Mortgage-backed securities of U.S. government sponsored entities - residential - not due at a single maturity date	3,469	3,429	349	351

	$3,569	$3,525	$349	$351

The Company had no sales of investment securities during the three- and six-month periods ended December 31, 2016 and 2015.

The Company had pledged $1.2 million and $1.4 million of its investment securities at December 31, 2016 and June 30, 2016, respectively.

At December 31, 2016 and June 30, 2016, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of the Company’s equity.

On August 1, 2013, the Company reclassified its collateralized mortgage obligation portfolio to held-to-maturity from available-for sale because management intends to hold these securities to maturity. The securities had a total amortized cost of $2.925 million and a corresponding fair value of $2.894 million. The gross unrealized loss on these securities at the date of transfer was $31,000. The unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive loss and is being amortized over the remaining lives of the securities as an adjustment to the yield. The amortization of the remaining holding loss reported in accumulated other comprehensive loss will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of this loss was $7,000 at December 31, 2016.

The following tables show the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2016 and June 30, 2016:

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2016
Available-for-sale Securities:
Municipal bonds	$96	$(4)	$-	$-	$96	$(4)
Mortgage-backed securities of U.S. government sponsored entities - residential	2,201	(28)	685	(15)	2,886	(43)

Held-to-maturity Securities:
Mortgage-backed securities of U.S. government sponsored entities - residential	175	(2)	-	-	175	(2)

	$2,472	$(34)	$685	$(15)	$3,157	$(49)
June 30, 2016
Available-for-sale Securities:
Mortgage-backed securities of U.S. government sponsored entities - residential	$740	$(9)	$486	$(7)	$1,226	$(16)

Held-to-maturity Securities:
Mortgage-backed securities of U.S. government sponsored entities - residential	-	-	256	(1)	256	(1)

	$740	$(9)	$742	$(8)	$1,482	$(17)

Other-than-temporary Impairment

At December 31, 2016 and June 30, 2016, all of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Ginnie Mae - institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not have the intent, and it is likely that it will not be required, to sell these mortgage-backed securities before their anticipated recovery, the Company did not consider these securities to be other-than-temporarily impaired at December 31, 2016 and June 30, 2016.

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 3:	Loans and Allowance for Loan Losses

Loans at December 31, 2016 and June 30, 2016 include:

	December 31,	June 30,
	2016	2016
	(In thousands)
Real estate loans
One- to four-family residential	$67,297	$65,294
Multi-family residential	8,385	9,076
Commercial	23,745	17,486
Construction	6,023	6,720
Commercial	3,117	2,397
Consumer and other	232	548

Total loans	108,799	101,521

Less:
Net deferred loan costs	(72)	(60)
Allowance for loan losses	1,636	1,635

Net loans	$107,235	$99,946

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three and six months ended December 31, 2016 and the recorded investment in loans and impairment method as of December 31, 2016:

	December 31, 2016
	1-4 Family	1-4 Family
	Owner	Non-Owner	Multi-
	Occupied	Occupied	family	Commercial	Construction	Consumer	Total
	(In thousands)
Three Months Ended December 31, 2016
Allowance for loan losses:
Balance, October 1, 2016	$1,019	$226	$36	$225	$126	-	$1,632
Provision for loan losses	(41)	15	6	43	(22)	(1)	-
Charge-offs	-	-	-	-	-	-	-
Recoveries	3	-	-	-	-	1	4

Balance, December 31, 2016	$981	$241	$42	$268	$104	$-	$1,636

Six Months Ended December 31, 2016
Allowance for loan losses:
Balance, July 1, 2016	$1,004	$282	$66	$167	$116	$-	$1,635
Provision for loan losses	(26)	(41)	(24)	101	(12)	2	-
Charge-offs	-	-	-	-	-	(4)	(4)
Recoveries	3	-	-	-	-	2	5

Balance, December 31, 2016	$981	$241	$42	$268	$104	$-	$1,636

Allowance for loan losses:
Ending balance, individually evaluated for impairment	$44	$33	$22	$-	$-	$-	$99

Ending balance, collectively evaluated for impairment	$937	$208	$20	$268	$104	$-	$1,537

Loans:
Ending balance	$54,923	$12,374	$8,385	$26,862	$6,023	$232	$108,799

Ending balance; individually evaluated for impairment	$841	$348	$107	$141	$-	$-	$1,437

Ending balance; collectively evaluated for impairment	$54,082	$12,026	$8,278	$26,721	$6,023	$232	$107,362

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three and six months ended December 31, 2015:

	1-4 Family	1-4 Family
	Owner	Non-Owner	Multi-
	Occupied	Occupied	family	Commercial	Construction	Consumer	Total
	(In thousands)
Three Months Ended December 31, 2015
Allowance for loan losses:
Balance, October 1, 2015	$1,159	$258	$2	$127	$64	-	$1,610
Provision for loan losses	5	21	(1)	(11)	(4)	(2)	8
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	2	2

Balance, December 31, 2015	$1,164	$279	$1	$116	$60	$-	$1,620

Six Months Ended December 31, 2015
Allowance for loan losses:
Balance, July 1, 2015	$1,130	$287	$3	$124	$58	$-	$1,602
Provision for loan losses	32	(8)	(2)	(8)	2	(3)	13
Charge-offs	-	-	-	-	-	-	-
Recoveries	2	-	-	-	-	3	5

Balance, December 31, 2015	$1,164	$279	$1	$116	$60	$-	$1,620

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

Internal Risk Categories

The Company has adopted a standard loan grading system for all loans. Loans are selected for a grading review based on certain characteristics, including credit concentrations, subprime criteria and delinquency of 90 days or more. The categories are as follows:

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

Loss: These are near term charge-offs. Loans classified as loss are considered uncollectible and of such little value that it is not appropriate to continue carrying them as assets on the Company’s financial statements, even though partial recovery may be possible at some future time.

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of December 31, 2016 and June 30, 2016:

	December 31, 2016
	1-4 Family	1-4 Family
	Owner	Non-Owner	Multi-
	Occupied	Occupied	family	Commercial	Construction	Consumer	Total
	(In thousands)
Pass	$54,281	$11,992	$8,278	$26,765	$6,023	$232	$107,571
Special mention	-	-	-	-	-	-	-
Substandard	642	382	107	97	-	-	1,228
Doubtful	-	-	-	-	-	-	-

Total	$54,923	$12,374	$8,385	$26,862	$6,023	$232	$108,799

	June 30, 2016
	1-4 Family	1-4 Family
	Owner	Non-Owner	Multi-
	Occupied	Occupied	family	Commercial	Construction	Consumer	Total
	(In thousands)
Pass	$52,224	$11,558	$9,076	$19,883	$6,720	$548	$100,009
Special mention	-	-	-	-	-	-	-
Substandard	836	676	-	-	-	-	1,512
Doubtful	-	-	-	-	-	-	-

Total	$53,060	$12,234	$9,076	$19,883	$6,720	$548	$101,521

The Company has a portfolio of loans designated as subprime, defined as those loans made to borrowers with a credit score below 660. These loans are primarily secured by one-to four-family real estate, including both owner-occupied and non-owner-occupied properties. Subprime loans totaled $7.6 million and $6.5 million at December 31, 2016 and June 30, 2016, respectively.

The Company evaluates the loan risk grading system categories and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the past year.

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of December 31, 2016 and June 30, 2016:

	December 31, 2016
							Total Loans >
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
	(In thousands)

1-4 family owner-occupied	$91	$118	$-	$209	$54,714	$54,923	$-
1-4 family non-owner occupied	36	-	-	36	12,338	12,374	-
Multi-family residential	-	-	-	-	8,385	8,385	-
Commercial	1,056	-	-	1,056	25,806	26,862	-
Construction	-	-	-	-	6,023	6,023	-
Consumer and other	-	-	-	-	232	232	-

Total	$1,183	$118	$-	$1,301	$107,498	$108,799	$-

	June 30, 2016
							Total Loans >
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
	(In thousands)

1-4 family owner-occupied	$136	$86	$-	$222	$52,838	$53,060	$-
1-4 family non-owner occupied	379	-	-	379	11,855	12,234	-
Multi-family residential	-	-	-	-	9,076	9,076	-
Commercial	-	-	-	-	19,883	19,883	-
Construction	-	-	-	-	6,720	6,720	-
Consumer and other	-	-	-	-	548	548	-

Total	$515	$86	$-	$601	$100,920	$101,521	$-

A loan is considered impaired when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming real estate and commercial loans, but also include loans modified in troubled debt restructurings.

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents impaired loan information as of, and for the three and six months ended, December 31, 2016:

				For the Three Months Ended		For the Six Months Ended
	As of December 31, 2016			December 31, 2016		December 31, 2016
		Unpaid	Allowance for Loan	Average	Interest	Average	Interest
	Recorded Investment	Principal Balance	Losses Allocated	Recorded Investment	Income Recognized	Recorded Investment	Income Recognized
	(In thousands)
Loans with no related allowance recorded:
Real estate
1-4 family owner-occupied	$571	$757	$-	$575	$4	582	$10
1-4 family non-owner occupied	112	147	-	113	-	115	-
Multi-family residential	-	-	-	-	-	-	-
Commercial	141	156	-	142	3	143	5
Construction	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-

Loans with an allowance recorded:
Real estate
1-4 family owner-occupied	270	337	44	272	-	277	-
1-4 family non-owner occupied	236	279	33	238	-	241	-
Multi-family residential	107	110	22	107	-	109	-
Commercial	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-

Totals	$1,437	$1,786	$99	$1,447	$7	$1,467	$15

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents impaired loan information as of June 30, 2016 and for the three and six months ended December 31, 2015:

				For the Three Months Ended		For the Six Months Ended
	As of June 30, 2016			December 31, 2015		December 31, 2015
		Unpaid	Allowance for Loan	Average	Interest	Average	Interest
	Recorded Investment	Principal Balance	Losses Allocated	Recorded Investment	Income Recognized	Recorded Investment	Income Recognized
	(In thousands)
Loans with no related allowance recorded:
1-4 family owner-occupied	$682	$881	$-	$773	$6	$805	$12
1-4 family non-owner occupied	182	213	-	126	-	128	-
Multi-family residential	-	-	-	-	-	-	-
Commercial	145	160	-	150	2	150	5
Construction	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-

Loans with an allowance recorded:
1-4 family owner-occupied	365	451	89	376	-	380	-
1-4 family non-owner occupied	348	385	72	152	-	154	-
Multi-family residential	111	111	27	-	-	-	-
Commercial	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-

Totals	$1,833	$2,201	$188	$1,577	$8	$1,617	$17

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net, due to immateriality.

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the Company’s nonaccrual loans at December 31, 2016 and June 30, 2016. The table excludes performing troubled debt restructurings.

	December 31,	June 30,
	2016	2016
	(In thousands)
Real estate
1-4 family owner-occupied	$453	$568
1-4 family non-owner occupied	348	530
Multi-family residential	107	111
Commercial	-	-
Construction	-	-
Consumer and other	-	-

Total nonaccrual	$908	$1,209

At December 31, 2016 and June 30, 2016, the Company had certain loans that were modified in troubled debt restructurings and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan. The Company had loans modified in a troubled debt restructuring totaling $1.3 million at both December 31, 2016 and June 30, 2016. Troubled debt restructured loans had specific allowances totaling $42,000 and $58,000 at December 31, 2016 and June 30, 2016, respectively. At December 31, 2016, the Company had no commitments to lend additional funds to borrowers with troubled debt restructured loans.

No loans were modified as troubled debt restructurings during the three and six months ended December 31, 2016 or 2015.

The Company had no troubled debt restructurings modified during the twelve months ended December 31, 2016 or 2015 that subsequently defaulted during the six-month periods ended December 31, 2016 or 2015. A troubled debt restructured loan is considered to be in payment default once it is 30 days contractually past due under the loan’s modified terms.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total capital, Tier I capital and Common Equity (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to total average assets (as defined). Management believes, as of December 31, 2016 and June 30, 2016, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2016 and June 30, 2016, the Bank was well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank’s category.

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The Bank’s actual capital amounts and ratios as of December 31, 2016 and June 30, 2016, are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2016
Total Capital (to Risk-Weighted Assets)	$15,787	18.1%	$6,994	8.0%	$8,742	10.0%

Tier I Capital (to Risk-Weighted Assets)	$14,685	16.8%	$5,245	6.0%	$6,994	8.0%

Common Equity (to Risk-Weighted Assets)	$14,685	16.8%	$3,934	4.5%	$5,682	6.5%

Tier I Capital (to Average Assets)	$14,685	11.7%	$5,032	4.0%	$6,290	5.0%

As of June 30, 2016
Total Capital (to Risk-Weighted Assets)	$15,250	19.7%	$6,204	8.0%	$7,756	10.0%

Tier I Capital (to Risk-Weighted Assets)	$14,269	18.4%	$4,653	6.0%	$6,204	8.0%

Common Equity (to Risk-Weighted Assets)	$14,269	18.4%	$3,490	4.5%	$5,041	6.5%

Tier I Capital (to Average Assets)	$14,269	12.1%	$4,727	4.0%	$5,909	5.0%

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 5:	Disclosures about Fair Value of Assets and Liabilities

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

Recurring Measurements

The following table presents the fair value measurement of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at December 31, 2016 and June 30, 2016:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2016
U.S. Government agency bonds	$96	$-	$96	$-
Mortgage-backed securities of U.S. of government sponsored entities - residential	3,429	-	3,429	-

	$3,525	$-	$3,525	$-

June 30, 2016
Mortgage-backed securities of U.S. of government sponsored entities - residential	$3,465	$-	$3,465	$-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There were no assets classified within Level 3 of the fair value hierarchy measured on a recurring basis. There were no transfers between Level 1 and Level 2 during the periods ended December 31, 2016 and 2015.

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

Nonrecurring Measurements

The Company had no assets measured at fair value on a non-recurring basis at December 31, 2016. The following table presents fair value measurements of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which fair value measurements fell at June 30, 2016:

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

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2016 and June 30, 2016.

		Fair Value Measurement Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
December 31, 2016
Financial assets
Cash and cash equivalents	$9,456	$9,456	$-	$-	$9,456
Interest-bearing time deposits	100	100	-	-	100
Held-to-maturity securities	349	-	351	-	351
Loans and loans held for sale	107,314	-	-	107,042	107,042
Federal Home Loan Bank stock	1,192	n/a	n/a	n/a	n/a
Accrued interest receivable	365	-	365	-	365
Financial liabilities
Deposits	85,088	50,587	34,612		85,199
Federal Home Loan Bank advances	26,286	-	26,927	-	26,927
Accrued interest payable	37	-	37	-	37

June 30, 2016
Financial assets
Cash and cash equivalents	$3,672	$3,672	$-	$-	$3,672
Interest-bearing time deposits	2,100	2,100	-	-	2,100
Held-to-maturity securities	986	-	996	-	996
Loans and loans held for sale	101,709	-	-	102,480	102,480
Federal Home Loan Bank stock	1,192	n/a	n/a	n/a	n/a
Accrued interest receivable	292	-	292	-	292
Financial liabilities
Deposits	77,214	37,010	40,584	-	77,594
Federal Home Loan Bank advances	25,319	-	25,445	-	25,445
Accrued interest payable	33	-	33	-	33

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

Loans

Fair values of loans are estimated as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values, resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality, resulting in a Level 3 classification. The methods utilized to estimate the fair values of loans do not necessarily represent an exit price.

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

Changes in accumulated other comprehensive loss by component, net of tax, for the three and six months ended December 31, 2016 and 2015 are as follows:

		Unrealized
	Unrealized	Gains and Losses
	Gains and Losses	on Securities
	on Available	Transferred from
	for Sale	Available for Sale to
	Securities	Held to Maturity	Total
	(In thousands)
Three Months Ended December 31, 2016

Balance, October 1, 2016	$(78)	$(11)	$(89)

Other comprehensive loss	(53)	4	(49)

Balance, December 31, 2016	$(131)	$(7)	$(138)

Three Months Ended December 31, 2015

Balance, October 1, 2015	$(81)	$(18)	$(99)

Other comprehensive income	(11)	-	(11)

Balance, December 31, 2015	$(92)	$(18)	$(110)

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

		Unrealized
	Unrealized	Gains and Losses
	Gains and Losses	on Securities
	on Available	Transferred from
	for Sale	Available for Sale to
	Securities	Held to Maturity	Total
	(In thousands)
Six Months Ended December 31, 2016

Balance, July 1, 2016	$(67)	$(12)	$(79)

Other comprehensive loss	(64)	5	(59)

Balance, December 31, 2016	$(131)	$(7)	$(138)

Six Months Ended December 31, 2015

Balance, July 1, 2015	$(73)	$(18)	$(91)

Other comprehensive income, net of tax	(19)	-	(19)

Balance, December 31, 2015	$(92)	$(18)	$(110)

There were no material items reclassified from accumulated other comprehensive loss to the statements of income for the three- and six-month periods ended December 31, 2016 and 2015.

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

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Earnings per share were computed as follows for the three- and six-month periods ended December 31, 2016.

	Three Months Ended December 31, 2016
		Weighted-
	Net	Average	Per Share
	Income	Shares	Amount
	(In thousands)

Net income	$124

Basic earnings per share		818,927	$0.15

Effect of dilutive securities
Stock options		4,385
Restricted stock awards		4,355

Diluted earnings per share		827,667	$0.15

	Six Months Ended December 31, 2016
		Weighted-
	Net	Average	Per Share
	Income	Shares	Amount
	(In thousands)

Net income	$197

Basic earnings per share		818,405	$0.24

Effect of dilutive securities
Stock options		3,717
Restricted stock awards		3,650

Diluted earnings per share		825,772	$0.24

Earnings per share for the three months ended December 31, 2015 was $0.03, calculated using 876,163 shares issued, less 70,055 weighted-average unallocated shares held by the ESOP. Earnings per share for the six months ended December 31, 2015 was $0.09, calculated using 876,163 shares issued, less 70,074 weighted-average unallocated shares held by the ESOP. The Company had no dilutive or potentially dilutive securities at December 31, 2015.

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8:	Employee Stock Ownership Plan

As part of the stock conversion, shares were purchased by the ESOP with a loan from MW Bancorp. All employees of the Bank meeting certain tenure requirements are entitled to participate in the ESOP. Compensation expense related to the ESOP was $21,000 and $35,000 for the three and six month periods ended December 31, 2016, respectively, and $15,000 and $28,000 for the three and six month periods ended December 31, 2015, respectively.

A summary of the unallocated share activity of the ESOP for the six months ended December 31, 2016 and 2015 is as follows:

	For the six months ended
	December 31,
	2016	2015

Beginning balance	66,589	70,093

New share purchases	-	-

Shares released to participants	-	-

Shares allocated to participants	(3,928)	(3,504)

Ending balance	62,661	66,589

The stock price at the formation date was $10.00. The aggregate fair value of the 62,661 unallocated shares was $1.2 million based on the $18.88 closing price of MW Bancorp’s common stock on December 31, 2016.

Note 9:	Equity Incentive Plan

In April 2016, the Company’s stockholders adopted the MW Bancorp, Inc. 2016 Equity Incentive Plan (the “2016 Plan”). No more than 122,662 shares of the Company’s common stock may be issued under the 2016 Plan, of which a maximum of 87,616 may be issued pursuant to the exercise of stock options and 35,046 may be issued pursuant to restricted stock awards, restricted stock units and unrestricted share awards. Stock options awarded to employees may be incentive stock options or non-qualified stock options. Shares subject to awards under the 2016 Plan may be authorized but unissued shares or treasury shares. The 2016 Plan permits the grant of incentive awards in the form of options, stock appreciation rights, restricted share and share unit awards, and performance share awards. The 2016 Plan contains annual and lifetime limits on certain types of awards to individual participants.

Awards may vest or become exercisable only upon the achievement of performance measures or based solely on the passage of time after award. Stock options and restricted stock awards provide for accelerated vesting if there is a change in control (as defined in the 2016 Plan).

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

In May 2016, the Company granted stock options for 60,150 shares to members of the Board of Directors and certain members of management. Each option has an exercise price of $14.88 as determined on the grant date and expires ten years from the grant date. The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model, which resulted in a per share fair value of $4.67. The fair value was calculated for stock options using the following assumptions: expected volatility of 19.46%, a risk-free interest rate of 1.81%, an expected term of ten years and an expected dividend yield of 0.00%.

No options granted under the 2016 Plan were exercisable at December 31, 2016.

In May 2016, the Company awarded 28,810 restricted shares to members of the Board of Directors and certain members of management. In July 2016, the Company awarded an additional 500 shares of restricted stock to a member of management. The restricted stock awards have vesting periods ranging from three years to seven years. Shares of restricted stock granted to employees under the 2016 Plan are subject to vesting based on continuous employment for a specified time period following the date of grant. During the restricted period, the holder is entitled to full voting rights and dividends.

Total compensation cost recognized in the income statement for share-based payment arrangements during the three and six months ended December 31, 2016 was $31,000 and $61,000, respectively.

As of December 31, 2016, there was $650,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 6.0 years.

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

For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption of the amendments in this update is not permitted, except that early application by public business entities to financial statements of fiscal years or interim periods that have not yet been issued or, by all other entities, that have not yet been made available for issuance are permitted as of the beginning of the fiscal year of adoption under certain circumstances. An entity should present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk if the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. An entity should apply the amendments to this update by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. Management is currently evaluating the impact of adopting this guidance on the Company’s financial statements.

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

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of the financial condition at December 31, 2016 and results of operations for the three and six months ended December 31, 2016 and 2015, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on

Form 10-Q.

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

Deferred Tax Assets. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax asset will not be realized. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Determining the proper valuation allowance for deferred taxes is critical in properly valuing the deferred tax asset and the related recognition of income tax expense or benefit. At each of December 31, 2016 and June 30, 2016, our deferred tax asset was reduced by a valuation allowance of $1.4 million.

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

Comparison of Financial Condition at December 31, 2016 and June 30, 2016

Total Assets. Total assets were $128.5 million at December 31, 2016, an increase of $9.5 million, or 8.0%, over the $119.0 million total at June 30, 2016. The increase was primarily comprised of a $7.3 million increase in net loans and a $5.8 million increase in cash and cash equivalents, which were partially offset by a decrease in interest-bearing deposits in other financial institutions of $2.0 million and a decrease in loans held for sale of $1.7 million.

Net Loans. Net loans, including loans held for sale, increased by $5.6 million, or 5.5%, to $107.3 million at December 31, 2016 from $101.7 million at June 30, 2016. During the six months ended December 31, 2016, we originated $30.9 million of loans, which represented approximately 30.5% of our total loan portfolio at June 30, 2016. These new loan originations were comprised primarily of $16.3 million of one- to four-family residential real estate loans, $8.6 million of commercial real estate loans, $2.6 million of construction loans and $1.7 of multi-family residential real estate loans. Of the loans we originated during the six months ended December 31, 2016, we sold $10.1 million of loans in the secondary market and had $79,000 in loans held for sale at December 31, 2016.

During the six months ended December 31, 2016, one- to four-family residential real estate loans increased $2.0 million, or 3.0%, to $67.3 million at December 31, 2016, from $65.3 million at June 30, 2016; commercial real estate loans increased $6.3 million, or 35.8%, to $23.7 million at December 31, 2016; multi-family residential real estate loans decreased $691,000, or 7.6%, to $8.4 million at December 31, 2016; and construction loans increased $697,000, or 10.4%, to $6.0 million at December 31, 2016.

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

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the latter part of fiscal 2013, we initiated a program to sell certain fixed-rate, 30-year term mortgage loans in the secondary market. We have continued to sell loans on both a servicing released and servicing retained basis, to the Federal Home Loan Bank-Cincinnati (“FHLB”), through its mortgage purchase program, and to other investors. We sold $11.8 million of loans in the six months ended December 31, 2016. Total loans that had been sold with servicing retained through December 31, 2016 amounted to $23.2 million at December 31, 2016. Management intends to continue these sales activities in future periods.

Interest Bearing Deposits in Other Financial Institutions. Interest-bearing time deposits in other financial institutions decreased by $2.0 million, or 95.2%, to a total of $100,000 at December 31, 2016, compared to $2.1 million at June 30, 2016, due to maturities of these deposits. Management began to invest in certificates of deposit during the year ended June 30, 2013, to increase the yield on liquid assets beyond the rates available in overnight funds. As these deposits matured, the proceeds have been used primarily to fund new loan originations.

Investment Securities. Investment securities decreased $577,000, or 13.0%, to $3.9 million at December 31, 2016 from $4.5 million at June 30, 2016. The decrease consisted primarily of $1.1 million of principal repayments on mortgage-backed securities, partially offset by $617,000 in purchases of securities during the six months ended December 31, 2016.

The yield on our investment securities decreased to 1.56% for the six months ended December 31, 2016, compared to 1.84% for the six months ended December 31, 2015. At December 31, 2016, investment securities classified as available-for-sale and held-to-maturity consisted primarily of government-sponsored mortgage-backed securities.

Premises and Equipment, net. Premises and equipment increased $623,000, or 53.8%, to $1.8 million at December 31, 2016. The increase was due primarily to capitalized costs for construction of the Company’s new drive-through ATM/ITM facility adjacent to the Columbia Tusculum office location. The drive-through will offer customers convenient access to both automated teller machines and interactive teller machines. The ATM access became available in December 2016, while the ITM capability at this new facility is scheduled to open in February 2017.

Deposits. Deposits increased by $7.9 million, or 10.2%, to $85.1 million at December 31, 2016 from $77.2 million at June 30, 2016. Our core deposits, which consist of all deposit account types except certificates of deposit, increased $13.6 million, or 36.7%, to $50.6 million at December 31, 2016 from $37.0 million at June 30, 2016. Certificates of deposit decreased $5.7 million, or 14.2%, to $34.5 million at December 31, 2016 from $40.2 million at June 30, 2016. During the six months ended December 31, 2016, management continued its strategy of pursuing growth in demand accounts and other lower cost core deposits. Demand accounts were first offered by the Company during 2013 and totaled $33.8 million at December 31, 2016. Management intends to continue its efforts to increase core deposits, with a special emphasis on growth in consumer and business demand deposits.

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Federal Home Loan Bank Advances. FHLB advances increased $967,000, or 3.8%, to $26.3 million at December 31, 2016 from $25.3 million at June 30, 2016. Management has pursued a strategy of periodically increasing these advances to take advantage of this low-cost source of funding during the low interest rate environment to grow the Company’s loan portfolio. The aggregate cost of these advances was 1.44% at December 31, 2016, compared to the Company’s cost of deposits of 0.90% at that date.

Shareholders’ Equity. Total shareholders’ equity increased $126,000, or 0.8%, to $16.3 million at December 31, 2016 compared to June 30, 2016. The increase was primarily attributable to net income of $197,000 for the six months ended December 31, 2016 and a $53,000 increase for allocation of ESOP shares, which were partially offset by dividends paid of $89,000 and a $59,000 increase in the accumulated other comprehensive loss.

Comparison of Operating Results for the Three-Month Periods Ended December 31, 2016 and 2015

General. Net income for the three months ended December 31, 2016 was $124,000, compared to $23,000 for the three months ended December 31, 2015, an increase of $101,000. The increase in net income was primarily due to a $127,000 increase in net interest income and an $84,000 increase in noninterest income, which were partially offset by a $114,000 increase in noninterest expenses.

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

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended December 31,
	2016			2015
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$109,599	$1,053	3.84%	$98,967	$937	3.79%
Investment securities	3,855	15	1.57%	5,372	24	1.79%
Other interest-earning assets (1)	8,072	28	1.38%	9,400	32	1.36%
Total interest-earning assets	121,526	1,096	3.61%	113,739	993	3.49%
Non-interest-earning assets	6,305			5,131
Allowance for loan losses	(1,635)			(1,615)
Total assets	$126,196			$117,255

Interest-bearing liabilities:
Interest-bearing demand	$26,706	65	0.97%	$20,717	50	0.97%
Money market accounts	2,923	5	0.68%	2,774	5	0.72%
Savings accounts	14,980	12	0.32%	8,723	7	0.32%
Certificates of deposit	34,993	113	1.29%	42,943	160	1.49%
Total deposits	79,602	195	0.98%	75,157	222	1.18%
FHLB advances	26,155	88	1.35%	23,312	85	1.46%
Total interest-bearing liabilities	105,757	283	1.07%	98,469	307	1.25%
Non-interest-bearing liabilities	4,259			3,070
Total liabilities	110,016			101,539
Equity	16,180			15,716
Total liabilities and equity	$126,196			$117,255

Net interest income		$813			$686
Net interest rate spread (2)			2.54%			2.24%
Net interest-earning assets (3)	$15,769			$15,270
Net interest margin (4)			2.68%			2.41%
Average interest-earning assets to interest-bearing liabilities	114.91%			115.51%

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

Interest Income. Interest income increased $103,000, or 10.4%, to $1.1 million for the three months ended December 31, 2016 from $993,000 for the three months ended December 31, 2015. This increase was primarily attributable to a $116,000 increase in interest on loans receivable. The average balance of loans during the three months ended December 31, 2016 increased by $10.6 million, or 10.7%, from the balance for the three months ended December 31, 2015. The average yield on loans increased by five basis points to 3.84% for the three months ended December 31, 2016 from 3.79% for the three months ended December 31, 2015. The increase in average yield on loans was due to our growth in loans and the increase in interest rates in the economy during the current quarter.

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The average balance of investment securities decreased $1.5 million to $3.9 million for the three months ended December 31, 2016 from $5.4 million for the three months ended December 31, 2015, while the average yield on investment securities decreased by 22 basis points, to 1.57% for the three months ended December 31, 2016 from 1.79% for the three months ended December 31, 2015. Interest income on other interest-earning assets, including certificates of deposit in other financial institutions, decreased $4,000, or 12.5%, for the three months ended December 31, 2016, due to a decrease in the average balance of $1.3 million period-to-period, partially offset by an increase in the average yield of two basis points, to 1.38% for the three months ended December 31, 2016. Interest income on other interest- earning assets included recognition of $9,000 of a $120,000 Bank Enterprise Award the Company received during fiscal 2015 from the U.S. Government-sponsored Community Development Financial Institutions Fund (“CDFI”) based on certificates of deposit placed with qualifying financial institutions participating in the program. The award was accreted into interest income over the remaining term of the certificates of deposit, which expired during the three months ended December 31, 2016.

Interest Expense. Total interest expense decreased $24,000, or 7.8%, to $283,000 for the three months ended December 31, 2016, from $307,000 for the three months ended December 31, 2015. Interest expense on deposit accounts decreased $27,000, or 12.2%, to $195,000 for the three months ended December 31, 2016, from $222,000 for the three months ended December 31, 2015. The decrease was primarily due to a decrease in the average cost of interest-bearing deposits of 20 basis points to 0.98% for the three months ended December 31, 2016 compared to the same quarter in 2015, partially offset by an increase of $4.4 million, or 5.9%, in the average balance of interest-bearing deposits to $79.6 million for the three months ended December 31, 2016.

Interest expense on FHLB advances increased $3,000, or 3.5%, to $88,000 for the three months ended December 31, 2016 from $85,000 for the three months ended December 31, 2015. The average balance of advances increased by $2.8 million, or 12.2%, to $26.2 million for the three months ended December 31, 2016 compared to the three months ended December 31, 2015, while the average cost of these advances decreased by 11 basis points to 1.35% from 1.46%. As noted above, management elected to increase outstanding advances as a source of low-cost funding.

Net Interest Income. Net interest income increased $127,000, or 18.5%, to $813,000 for the three months ended December 31, 2016, compared to $686,000 for the three months ended December 31, 2015. The increase reflected the increase in the interest rate spread to 2.54% for the three months ended December 31, 2016, compared to 2.24% for the three months ended December 31, 2015, and to a lesser extent an increase in the average net interest-earning assets of $500,000 period-to-period. Our net interest margin increased to 2.68% for the three months ended December 31, 2016 from 2.41% for the three months ended December 31, 2015.

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” we did not record a provision for loan losses for the three months ended December 31, 2016, a decrease of $8,000 from the three months ended December 31, 2015. The allowance for loan losses was $1.6 million, or 1.50% of total loans, including loans held for sale, at December 31, 2016, compared to $1.6 million, or 1.58% of total loans at June 30, 2016. The absence of a provision for loan losses in the three months ended December 31, 2016, compared to the three months ended December 31, 2015, was due primarily to the overall low balances of delinquent and nonperforming loans and net loan charge-offs in the 2016 period. Total nonperforming loans were $907,000 at December 31, 2016, compared to $1.0 million at December 31, 2015. Classified loans totaled to $1.2 million at December 31, 2016, compared to $1.8 million at December 31, 2015, and total loans past due greater than 30 days were $1.3 million and $704,000 at those respective dates. Net recoveries totaled $4,000 for the three months ended December 31, 2016, compared to net recoveries of $2,000 for the three months ended December 31, 2015. As a percentage of nonperforming loans, the allowance for loan losses was 180.4% at December 31, 2016, compared to 158.4% at December 31, 2015.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover probable incurred losses in the loan portfolio at December 31, 2016 and 2015. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income increased $84,000, or 190.9%, to $128,000 for the three months ended December 31, 2016 from $44,000 for the three months ended December 31, 2015. The increase was primarily due to a $96,000 increase in gains on sales of loans, due primarily to an increase in sales volume period-to-period.

Non-Interest Expense. Non-interest expense increased $114,000, or 16.3%, to $813,000 for the three months ended December 31, 2016 compared to $699,000 for the three months ended December 31, 2015. The increase was primarily attributable to an increase of $85,000, or 21.2%, in salaries, employee benefits and directors fees expense, a $16,000, or 31.4%, increase in occupancy and equipment and a $25,000, or 75.8% increase in data processing, which were partially offset by an $18,000 or 22.2%, decrease in professional services. The increase in salaries and benefits expense was due primarily to an increase in staffing levels, as the Company increased its staff by three full-time equivalent positions period-to-period, normal merit increases and the incremental expense associated with the stock-based compensation. The increase in occupancy and equipment was due primarily to expense associated with the new branch office location, which opened in September 2015. The increase in data processing was due primarily to cost increases implemented by the data processing provider, and the overall growth in loans and deposits and new product offerings period-to-period. The decrease in professional services resulted primarily from management’s efforts to control such costs.

Federal Income Taxes. Federal income taxes totaled $4,000 for the three-month period ended December 31, 2016, while the Company did not record a federal income tax provision for the three-month period ended December 31, 2015. Management did not record a federal income tax provision in the three months ended December 31, 2015, due to the net operating loss carryforward available as well as the full impairment valuation allowance maintained on the Company’s deferred tax assets. Management evaluated the deferred tax asset based upon a projection of future operating results and determined that valuation allowances of $1.4 million and $2.1 million were required at December 31, 2016 and 2015, respectively. The deferred tax asset will only be recognized in future periods when it is more likely than not that the net deferred tax asset can be realized, primarily through the generation of sustainable taxable income.

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Six-Month Periods Ended December 31, 2016 and 2015

General. Net income for the six months ended December 31, 2016 was $197,000, compared to $70,000 for the six months ended December 31, 2015, an increase of $127,000. The increase in net income was primarily due to a $234,000 increase in net interest income, a $163,000 increase in noninterest income, and a $13,000 decrease in the provision for loan losses, which were partially offset by a $250,000 increase in noninterest expenses, and a $33,000 increase in federal income taxes.

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

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended December 31,
	2016			2015
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$107,450	$2,071	3.86%	$96,214	$1,842	3.83%
Investment securities	3,989	31	1.56%	5,541	51	1.84%
Other interest-earning assets(1)	7,014	59	1.68%	8,744	64	1.46%
Total interest-earning assets	118,453	2,161	3.65%	110,499	1,957	3.54%
Non-interest-earning assets	6,164			4,958
Allowance for loan losses	(1,635)			(1,610)
Total assets	$122,982			$113,847

Interest-bearing liabilities:
Interest-bearing demand	$24,569	117	0.95%	$18,123	88	0.97%
Money market accounts	2,803	8	0.57%	2,764	8	0.58%
Savings accounts	12,964	21	0.32%	8,650	13	0.30%
Certificates of deposit	36,492	244	1.34%	42,936	321	1.50%
Total deposits	76,828	390	1.02%	72,473	430	1.19%
FHLB advances	26,068	176	1.35%	22,877	166	1.45%
Total interest-bearing liabilities	102,896	566	1.10%	95,350	596	1.25%
Non-interest-bearing liabilities	3,899			2,808
Total liabilities	106,795			98,158
Equity	16,187			15,689
Total liabilities and equity	$122,982			$113,847

Net interest income		$1,595			$1,361
Net interest rate spread (2)			2.55%			2.29%
Net interest-earning assets (3)	$15,557			$15,149
Net interest margin (4)			2.69%			2.46%
Average interest-earning assets to interest-bearing liabilities	115.12%			115.89%

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

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Income. Interest income increased $204,000, or 10.4%, to $2.2 million for the six months ended December 31, 2016 from $2.0 million for the six months ended December 31, 2015. This increase was primarily attributable to a $229,000, or 12.4%, increase in interest on loans receivable, which was partially offset by a $20,000, or 39.2%, decrease in interest on investment securities. The average balance of loans during the six months ended December 31, 2016 increased by $11.2 million, or 11.7%, from the balance for the six months ended December 31, 2015. The average yield on loans increased by three basis points to 3.86% for the six months ended December 31, 2016 from 3.83% for the six months ended December 31, 2015. The increase in average yield on loans was due to an overall increase in interest rates in the economy.

The average balance of investment securities decreased $1.6 million to $4.0 million for the six months ended December 31, 2016 from $5.5 million for the six months ended December 31, 2015, while the average yield on investment securities decreased by 28 basis points to 1.56% for the six months ended December 31, 2016 from 1.84% for the six months ended December 31, 2015.

Interest income on other interest-earning assets, including certificates of deposit in other financial institutions, decreased $5,000, or 7.8%, for the six months ended December 31, 2016, due to a decrease in the average balance of $1.7 million period-to-period, offset by an increase in the average yield of 22 basis points to 1.68% for the six months ended December 31, 2016. Interest income on other interest-earning assets included recognition of $21,000 and $26,000 for the six months ended December 31, 2016 and 2015, respectively, of a $120,000 Bank Enterprise Award the Company received during fiscal 2015 from the CDFI based on certificates of deposit placed with qualifying financial institutions participating in the program. The award was accreted into interest income over the remaining term of the certificates of deposit, which expired during the six months ended December 31, 2016.

Interest Expense. Total interest expense decreased $30,000, or 5.0%, to $566,000 for the six months ended December 31, 2016, from $596,000 for the six months ended December 31, 2015. Interest expense on deposit accounts decreased $40,000, or 9.3%, to $390,000 for the six months ended December 31, 2016, from $430,000 for the six months ended December 31, 2015. The decrease was primarily due to a decrease in the average cost of interest-bearing deposits of 17 basis points to 1.02% for the six months ended December 31, 2016 compared to 1.19% during the same period in 2015, which was partially offset by an increase of $4.4 million, or 6.0%, in the average balance of interest-bearing deposits to $76.8 million for the six months ended December 31, 2016.

Interest expense on FHLB advances increased $10,000, or 6.0%, to $176,000 for the six months ended December 31, 2016 from $166,000 for the six months ended December 31, 2015. The average balance of advances increased by $3.2 million, or 13.9%, to $26.1 million for the six months ended December 31, 2016 compared to the six months ended December 31, 2015, while the average cost of these advances decreased by 10 basis points to 1.35% for the six months ended December 31, 2016 compared to 1.45% for the same period in 2015. As noted above, management elected to increase outstanding advances as a source of low-cost funding.

Net Interest Income. Net interest income increased $234,000, or 17.2%, to $1.6 million for the six months ended December 31, 2016, compared to $1.4 million for the six months ended December 31, 2015. The increase reflected the increase in the interest rate spread to 2.55% for the six months ended December 31, 2016, compared to 2.29% for the six months ended December 31, 2015, and to a lesser extent an increase in the average net interest-earning assets of $408,000 period-to-period. Our net interest margin increased to 2.69% for the six months ended December 31, 2016 from 2.46% for the six months ended December 31, 2015.

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” we did not record a provision for loan losses for the six months ended December 31, 2016, a decrease of $13,000 from the six months ended December 31, 2015. The allowance for loan losses was $1.6 million, or 1.50% of total loans, including loans held for sale, at December 31, 2016, compared to $1.6 million, or 1.58% of total loans at June 30, 2016. The absence of a provision for loan losses in the six months ended December 31, 2016, compared to the six months ended December 31, 2015, was due primarily to the overall low balances of delinquent and nonperforming loans and net loan charge-offs in the 2016 period. Total nonperforming loans were $907,000 at December 31, 2016, compared to $1.0 million at December 31, 2015. Classified loans totaled to $1.2 million at December 31, 2016, compared to $1.8 million at December 31, 2015, and total loans past due greater than 30 days were $1.3 million and $704,000 at those respective dates. Net recoveries totaled $1,000 for the six months ended December 31, 2016, compared to net recoveries of $5,000 for the six months ended December 31, 2015. As a percentage of nonperforming loans, the allowance for loan losses was 180.4% at December 31, 2016, compared to 158.4% at December 31, 2015.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover probable incurred losses in the loan portfolio at December 31, 2016 and 2015. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income increased $163,000, or 133.6%, to $285,000 for the six months ended December 31, 2016 from $122,000 for the six months ended December 31, 2015. The increase was primarily due to a $175,000 increase in gain on sale of loans, due primarily to an increase in sales volume period-to-period.

Non-Interest Expense. Non-interest expense increased $250,000, or 17.9%, to $1.7 million for the six months ended December 31, 2016, compared to $1.4 million for the six months ended December 31, 2015. The increase was primarily attributable to an increase of $149,000, or 19.0%, in salaries, employee benefits and director’s fees expense, a $44,000 or 49.4%, increase in occupancy and equipment, and a $53,000, or 80.3%, increase in data processing, which were partially offset by a $34,000, or 17.6%, decrease in professional services. The increase in salaries and benefits expense was attributable to an increase in staffing levels as the Company increased its staff by three full-time equivalent positions period-to-period, normal merit increases and incremental expense associated with the stock-based compensation. The increase in occupancy and equipment was due primarily to expense associated with the new branch office location, which opened in September 2015. The increase in data processing was due primarily to cost increases implemented by the data processing provider, and the overall growth in loans and deposits and new product offerings period-to-period. The decrease in professional services resulted primarily from management’s efforts to control such costs.

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Federal Income Taxes. Federal income taxes totaled $33,000 for the six-month period ended December 31, 2016, while the Company did not record a federal income tax provision for the six-month period ended December 31, 2015. The Company did not record federal income taxes in the six-month period ended December 31, 2015, due to the net operating loss carryforward available as well as the full impairment valuation allowance maintained on the Company’s deferred tax assets. Management evaluated the deferred tax asset based upon a projection of future operating results and determined that a valuation allowance of $1.4 million and $2.1 million was required at December 31, 2016 and 2015, respectively. The deferred tax asset will only be recognized in future periods when it is more likely than not that the net deferred tax asset can be realized, primarily through the generation of sustainable taxable income.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities, sales or calls of securities. We also have the ability to borrow from the FHLB. At December 31, 2016, in addition to our currently outstanding borrowings, we had the capacity to borrow approximately $22.1 million from the FHLB and have an additional $10.0 million on a line of credit with the FHLB. At December 31, 2016, we had $26.3 million outstanding in FHLB advances.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $2.5 million and $186,000 for the six months ended December 31, 2016 and 2015, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, and proceeds from maturing securities and pay-downs on mortgage-backed securities, was $5.5 million and $7.5 million for the six months ended December 31, 2016 and 2015, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was $8.7 million and $11.9 million for the six months ended December 31, 2016 and 2015, respectively. These funding increases also reflected our strategy of borrowing at lower interest rates to fund loan originations.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments.

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At December 31, 2016, the Bank’s capital exceeded all of the Bank’s capital adequacy requirements and also exceeded all amounts necessary to be deemed well-capitalized under the prompt corrective action regulations. See Note 4 to the Financial Statements for more details.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At December 31, 2016, we had outstanding commitments to originate loans of $13.1 million, including undisbursed funds on construction loans and funds available on undrawn lines of credit. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2016 totaled $18.1 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective.

(b)	Changes in internal controls.

There has been no change made in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

MW Bancorp, Inc.

Part II

Other Information

ITEM 1.	Legal Proceedings

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. At December 31, 2016, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

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

MW Bancorp, Inc.

Date:	February 14, 2017	By:	/s/Gregory P. Niesen
Gregory P. Niesen
President and Chief Executive Officer

Date:	February 14, 2017	By:	/s/Julie M. Bertsch
Julie M. Bertsch
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit		Page
Number	Description	Reference

3.1	Articles of Incorporation of MW Bancorp, Inc.	Incorporated by reference to registrant's Form S-1 filed on September 10, 2014, Exhibit 3.1 (File No. 333-198668).

3.2	Bylaws of MW Bancorp, Inc.	Incorporated by reference to registrant's Form S-1 filed on September 10, 2014, Exhibit 3.2 (File No. 333-198668).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith.

32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith.

101.INS	XBRL Instance Document	Included herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Included herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Included herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Included herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Included herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Included herewith.

