Form 10-Q
period 2017-03-31
MW Bancorp, Inc.
filed 2017-05-15
CIK 1600065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 000-55356

          MW BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	47-2259704
State or other jurisdiction of	I.R.S. Employer
incorporation or organization	Identification Number

2110 Beechmont Avenue
Cincinnati, Ohio	45230
Address of principal	Zip Code
executive offices

(513) 231-7871

Registrant’s telephone number, including area code

N/A

Former name or former address, if changed since last report

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐     Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☒    Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).

Yes ☐                No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 12, 2017, the latest practicable date, 891,209 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

MW Bancorp, Inc.

Part I – Financial Information

Item 1. Financial Statements

MW Bancorp, Inc.

Condensed Consolidated Balance Sheets

March 31, 2017 and June 30, 2016

(In thousands, except share data)

	March 31,	June 30,
	2017	2016
	(Unaudited)
Assets
Cash and due from banks	$584	$258
Interest-bearing demand deposits	7,120	3,414

Cash and cash equivalents	7,704	3,672

Interest-bearing time deposits in other financial institutions	100	2,100
Available-for-sale securities	4,266	3,465

Held-to-maturity securities (fair value of $292 at March 31, 2017 and $996 at June 30, 2016)	288	986
Loans held for sale	-	1,763
Loans, net of allowance for loan losses of $1,638 at March 31, 2017 and $1,635 at June 30, 2016	114,575	99,946
Premises and equipment, net	1,924	1,158
Federal Home Loan Bank stock, at cost	1,192	1,192
Accrued interest receivable	362	292
Bank owned life insurance	3,539	3,469
Deferred federal income taxes	2,117	713
Other assets	307	251

Total assets	$136,374	$119,007

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand and money market	$37,536	$27,736
Savings	16,963	9,274
Time	34,719	40,204

Total deposits	89,218	77,214

Federal Home Loan Bank advances	28,848	25,319
Other liabilities	1,127	350

Total liabilities	119,193	102,883

Commitments and Contigent Liabilities

Shareholders' Equity
Preferred stock - authorized 1,000,000 shares, $0.01 par value, none issued	-	-
Common stock - authorized 30,000,000 shares, $0.01 par value, 910,709 and 904,973 shares issued at March 31, 2017 and June 30, 2016, respectively	9	9
Additional paid-in capital	7,994	7,835
Shares acquired by ESOP	(627)	(666)
Unearned compensation - restricted stock awards	(535)	(429)
Retained earnings	10,666	9,756
Accumulated other comprehensive loss	(24)	(79)
Treasury stock, 20,000 shares - at cost	(302)	(302)

Total shareholders' equity	17,181	16,124

Total liabilities and shareholders' equity	$136,374	$119,007

See Notes to Condensed Consolidated Financial Statements

MW Bancorp, Inc.

Condensed Consolidated Statements of Income

For the Three and Nine Months Ended March 31, 2017 and 2016

(In thousands, except share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
	(Unaudited)
Interest Income
Loans, including fees	$1,090	$936	$3,161	$2,778
Taxable securities	19	25	50	76
Interest-bearing deposits	26	40	85	104

Total interest income	1,135	1,001	3,296	2,958

Interest Expense
Deposits	198	225	588	655
Federal Home Loan Bank advances	98	83	274	249

Total interest expense	296	308	862	904

Net Interest Income	839	693	2,434	2,054

Provision for Loan Losses	-	-	-	13

Net Interest Income After Provision for Loan Losses	839	693	2,434	2,041

Noninterest Income
Gain on sale of loans	70	121	297	173
Gain on sale of foreclosed assets, net	-	21	-	21
Income from Bank owned life insurance	23	24	70	70
Other operating	18	9	29	33
Total noninterest income	111	175	396	297

Noninterest Expense
Salaries, employee benefits and directors fees	674	517	1,607	1,301
Occupancy and equipment	78	65	211	154
Data processing	58	36	177	102
Franchise taxes	33	32	96	64
FDIC insurance premiums	9	17	30	52
Professional services	76	98	235	291
Advertising	27	5	54	39
Office supplies	14	12	41	38
Business entertainment	10	13	36	35
Other	68	84	210	203

Total noninterest expense	1,047	879	2,697	2,279

Income (Loss) Before Federal Income Tax Benefits	(97)	(11)	133	59

Federal Income Tax Benefits	(1,344)	(680)	(1,311)	(680)

Net Income	$1,247	$669	$1,444	$739

Earnings per share
Basic	$1.51	$0.83	$1.76	$0.92
Diluted	$1.46	$0.83	$1.73	$0.92

Weighted-average shares outstanding
Basic	826,782	809,574	821,473	807,242
Diluted	853,291	809,574	837,310	807,242

See Notes to Condensed Consolidated Financial Statements

MW Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended March 31, 2017 and 2016

(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
	(Unaudited)

Net income	$1,247	$669	$1,444	$739

Other comprehensive income (loss):
Net unrealized holding gains (losses) on securities available for sale	12	17	(52)	(2)

Amortization of net unrealized holding loss on held-to-maturity securities	2	3	7	3

Net unrealized gains (losses)	14	20	(45)	1
Tax effect	100	-	100	-

Total other comprehensive income	114	20	55	1

Comprehensive income	$1,361	$689	$1,499	$740

See Notes to Condensed Consolidated Financial Statements

MW Bancorp, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

For the Nine Months Ended March 31, 2017 and 2016

(In thousands)

Nine Months Ended March 31, 2017

				Unearned		Accumulated
		Additional	Shares	Compensation -		Other
	Common	Paid-in	Acquired	Restricted	Retained	Comprehensive	Treasury
	Stock	Capital	by ESOP	Stock Awards	Earnings	Loss	Stock	Total
	(Unaudited)

Balance at July 1, 2016	$9	$7,835	$(666)	$(429)	$9,756	$(79)	$(302)	$16,124

Net income	-	-	-	-	1,444	-	-	1,444

Compensation expense related to stock options	-	39	-	-	-	-	-	39

Issuance of restricted stock awards	-	106	-	(106)	-	-	-	-

Dividends declared, $0.60 per share	-	-	-	-	(534)	-	-	(534)

Amortization of ESOP	-	14	39	-	-	-	-	53

Other comprehensive income	-	-	-	-	-	55	-	55

Balance at March 31, 2017	$9	$7,994	$(627)	$(535)	$10,666	$(24)	$(302)	$17,181

Nine Months Ended March 31, 2016

				Unearned		Accumulated
		Additional	Shares	Compensation -		Other
	Common	Paid-in	Acquired	Restricted	Retained	Comprehensive	Treasury
	Stock	Capital	by ESOP	Stock Awards	Earnings	Loss	Stock	Total
	(Unaudited)

Balance at July 1, 2015	$9	$7,386	$(701)	$-	$9,067	$(91)	$-	$15,670

Net income	-	-	-	-	739	-	-	739

Amortization of ESOP	-	14	35	-	-	-	-	49

Other comprehensive income	-	-	-	-	-	1	-	1

Balance at March 31, 2016	$9	$7,400	$(666)	$-	$9,806	$(90)	$-	$16,459

See Notes to Condensed Consolidated Financial Statements

MW Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended March 31, 2017 and 2016

(In thousands)

	Nine Months Ended March 31,
	2017	2016
	(Unaudited)
Cash Flows from Operating Activities
Net income	$1,444	$739
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	109	82
Amortization of premiums and discounts on securities, net	43	45
Accretion of deferred loan origination fees and costs, net	27	9
Provision for loan losses	-	13
Gain on sale of loans	(297)	(173)
Proceeds from sales of loans	14,639	4,999
Loans originated for sale	(12,672)	(4,920)
Gain on sale of foreclosed assets	-	(21)
Compensation expense related to stock options	39	-
Cash surrender value of life insurance	(70)	(70)
ESOP compensation	53	49
Net changes in:
Accrued interest receivable	(70)	(34)
Other assets	37	(200)
Other liabilities	329	205
Deferred federal income taxes	(1,304)	(680)

Net cash provided by operating activities	2,307	43

Cash Flows from Investing Activities
Net change in interest-bearing time deposits in other financial institutions	2,000	1,000
Purchase of available for sale securities	(1,629)	-
Principal repayments of held-to-maturity securities	703	367
Principal repayments of available-for-sale mortgage-backed securities	735	583
Proceeds from sales of jumbo mortgage loans	-	5,773
Net change in loans	(14,656)	(13,797)
Purchase of premises and equipment	(875)	(853)
Proceeds from sales of foreclosed assets	-	125

Net cash used in investing activities	(13,722)	(6,802)

Cash Flows from Financing Activities
Net change in deposits	12,004	11,163
Proceeds from Federal Home Loan Bank advances	17,500	2,000
Repayment of Federal Home Loan Bank advances	(13,971)	(1,803)
Dividends paid	(86)	-

Net cash provided by financing activities	15,447	11,360

Net Change in Cash and Cash Equivalents	4,032	4,601

Beginning Cash and Cash Equivalents	3,672	3,665

Ending Cash and Cash Equivalents	$7,704	$8,266

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and borrowings	$851	$901
Supplemental Disclosure of Noncash Activities
Transfers from loans to loans held for sale	$-	$5,713
Dividends payable	$448	$-

See Notes to Condensed Consolidated Financial Statements

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1:	Basis of Presentation

MW Bancorp, Inc. (the “Company,” “we,” “us” or “our”), headquartered in Cincinnati, Ohio, was formed to serve as the stock holding company for Watch Hill Bank (the “Bank”) following its mutual-to-stock conversion. The conversion was completed effective January 29, 2015. The Company issued 876,163 shares at an offering price of $10.00 per share.

The accompanying unaudited condensed balance sheet of the Company as of June 30, 2016, which has been derived from audited financial statements, and unaudited condensed consolidated financial statements of the Company as of March 31, 2017 and for the three and nine months ended March 31, 2017 and 2016, were prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company as of and for the year ended June 30, 2016 included in the Company’s most recent Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Financial Statements contained in the Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included to present fairly the financial position as of March 31, 2017 and the results of operations and cash flows for the three and nine months ended March 31, 2017 and 2016. All interim amounts have not been audited and the results of operations for the three and nine months ended March 31, 2017, herein are not necessarily indicative of the results of operations to be expected for the entire fiscal year.

Principles of Consolidation

The consolidated financial statements as of and for the periods ended March 31, 2017, include MW Bancorp, Inc. and its wholly owned subsidiary, Watch Hill Bank, together referred to as “the Company.” Intercompany transactions and balances have been eliminated in consolidation.

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

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 2:	Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale Securities:
March 31, 2017
Municipal bonds	$100	$-	$(3)	$97
Mortgage-backed securities of U.S. government sponsored entities - residential	4,198	4	(33)	4,169

	$4,298	$4	$(36)	$4,266

June 30, 2016
Mortgage-backed securities of U.S. government sponsored entities - residential	$3,445	$36	$(16)	$3,465

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Held-to-maturity Securities:
March 31, 2017
Mortgage-backed securities of U.S. government sponsored entities - residential	$288	$4	$-	$292

June 30, 2016
Mortgage-backed securities of U.S. government sponsored entities - residential	$986	$11	$(1)	$996

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at March 31, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2017
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Municipal bonds
Due in three-to-five years	$100	$97	$-	$-
Mortgage-backed securities of U.S. government sponsored entities - residential - not due at a single maturity date	4,198	4,169	288	292

	$4,298	$4,266	$288	$292

The Company had no sales of investment securities during the three- and nine-month periods ended March 31, 2017 and 2016.

The Company had pledged $1.1 million and $1.4 million of its investment securities at March 31, 2017 and June 30, 2016, respectively.

At March 31, 2017 and June 30, 2016, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of the Company’s equity.

On August 1, 2013, the Company reclassified its collateralized mortgage obligation portfolio to held-to-maturity from available-for-sale because management intends to hold these securities to maturity. The securities had a total amortized cost of $2.925 million and a corresponding fair value of $2.894 million. The gross unrealized loss on these securities at the date of transfer was $31,000. The unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive loss and is being amortized over the remaining lives of the securities as an adjustment to the yield. The amortization of the remaining holding loss reported in accumulated other comprehensive loss will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of this loss was $5,000 at March 31, 2017.

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables show the Company’s investments’ gross unrealized losses and the fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2017 and June 30, 2016:

	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
March 31, 2017
Available-for-sale Securities:
Municipal bonds	$97	$(3)	$-	$-	$97	$(3)
Mortgage-backed securities of U.S. government sponsored entities - residential	2,428	(21)	643	(12)	3,071	(33)

	$2,525	$(24)	$643	$(12)	$3,168	$(36)
June 30, 2016
Available-for-sale Securities:
Mortgage-backed securities of U.S. government sponsored entities - residential	$740	$(9)	$486	$(7)	$1,226	$(16)

Held-to-maturity Securities:
Mortgage-backed securities of U.S. government sponsored entities - residential	-	-	256	(1)	256	(1)

	$740	$(9)	$742	$(8)	$1,482	$(17)

Other-than-temporary Impairment

At March 31, 2017 and June 30, 2016, all of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not have the intent, and it is likely that it will not be required, to sell these mortgage-backed securities before their anticipated recovery, the Company did not consider these securities to be other-than-temporarily impaired at March 31, 2017 and June 30, 2016.

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 3:	Loans and Allowance for Loan Losses

Loans at March 31, 2017 and June 30, 2016 include:

	March 31,	June 30,
	2017	2016
	(In thousands)
Real estate loans
One- to four-family residential	$68,213	$65,294
Multi-family residential	10,377	9,076
Commercial	27,659	17,486
Construction	5,236	6,720
Commercial	4,171	2,397
Consumer and other	486	548

Total loans	116,142	101,521

Less:
Net deferred loan costs	(71)	(60)
Allowance for loan losses	1,638	1,635

Net loans	$114,575	$99,946

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three and nine months ended March 31, 2017, and the recorded investment in loans and impairment method as of March 31, 2017:

	March 31, 2017

	1-4 Family	1-4 Family
	Owner	Non-Owner	Multi-
	Occupied	Occupied	family	Commercial	Construction	Consumer	Total
	(In thousands)
Three Months Ended March 31, 2017
Allowance for loan losses:
Balance, January 1, 2017	$981	$241	$42	$268	$104	$-	$1,636
Provision for loan losses	(78)	18	7	72	(18)	(1)	-
Charge-offs	-	-	-	-	-	-	-
Recoveries	1	-	-	-	-	1	2

Balance, March 31, 2017	$904	$259	$49	$340	$86	$-	$1,638

Nine Months Ended March 31, 2017
Allowance for loan losses:
Balance, July 1, 2016	$1,004	$282	$66	$167	$116	$-	$1,635
Provision for loan losses	(104)	(23)	(17)	173	(30)	1	-
Charge-offs	-	-	-	-	-	(4)	(4)
Recoveries	4	-	-	-	-	3	7

Balance, March 31, 2017	$904	$259	$49	$340	$86	$-	$1,638

Allowance for loan losses:
Ending balance, individually evaluated for impairment	$39	$28	$21	$-	$-	$-	$88

Ending balance, collectively evaluated for impairment	$865	$231	$28	$340	$86	$-	$1,550

Loans:
Ending balance	$53,062	$15,151	$10,377	$31,830	$5,236	$486	$116,142

Ending balance; individually evaluated for impairment	$824	$340	$105	$138	$-	$-	$1,407

Ending balance; collectively evaluated for impairment	$52,238	$14,811	$10,272	$31,692	$5,236	$486	$114,735

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three and nine months ended March 31, 2016:

	1-4 Family	1-4 Family
	Owner	Non-Owner	Multi-
	Occupied	Occupied	family	Commercial		Construction	Consumer	Total
	(In thousands)
Three Months Ended March 31, 2016
Allowance for loan losses:
Balance, January 1, 2016	$1,164	$279	$1	$116		$60	$-	$1,620
Provision for loan losses	(119)	(11)	20	86		25	(1)	-
Charge-offs	-	-	-	-		-	-	-
Recoveries	12	-	-	-		-	1	13

Balance, March 31, 2016	$1,057	$268	$21	$202	#	$85	$-	$1,633

Nine Months Ended March 31, 2016
Allowance for loan losses:
Balance, July 1, 2015	$1,130	$287	$3	$124		$58	$-	$1,602
Provision for loan losses	(87)	(19)	18	78		27	(4)	13
Charge-offs	-	-	-	-		-	-	-
Recoveries	14	-	-	-		-	4	18

Balance, March 31, 2016	$1,057	$268	$21	$202		$85	$-	$1,633

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

Substandard: These are loans with a well-defined weakness, or weaknesses, where the Company has a serious concern about the borrower’s ability to make full repayment if the weaknesses are not corrected. The loan may contain a flaw, which could impact the borrower’s ability to repay, or the borrower’s continuance as a “going concern.” When collateral values are not sufficient to secure the loan and other weaknesses are present, the loan may be rated substandard. A loan will also be rated substandard when full repayment is expected, but it must come from the liquidation of collateral.

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Doubtful: These are loans with major defined weaknesses, where future charge-off of a part of the credit is highly likely. The primary repayment source is no longer viable and the viability of the secondary source of repayment is in doubt. The amount of loss is uncertain due to circumstances within the credit that are not yet fully developed and the loan is rated Doubtful until the loss can be accurately estimated.

Loss: These are near term charge-offs. Loans classified as loss are considered uncollectible and of such little value that it is not appropriate to continue carrying them as assets on the Company’s financial statements, even though partial recovery may be possible at some future time.

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of March 31, 2017 and June 30, 2016:

	March 31, 2017
	1-4 Family	1-4 Family
	Owner	Non-Owner	Multi-
	Occupied	Occupied	family	Commercial	Construction	Consumer	Total
	(In thousands)
Pass	$52,432	$14,777	$10,272	$31,733	$5,236	$486	$114,936
Special mention	-	-	-	-	-	-	-
Substandard	630	374	105	97	-	-	1,206
Doubtful	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-

Total	$53,062	$15,151	$10,377	$31,830	$5,236	$486	$116,142

	June 30, 2016
	1-4 Family	1-4 Family
	Owner	Non-Owner	Multi-
	Occupied	Occupied	family	Commercial	Construction	Consumer	Total
	(In thousands)
Pass	$52,224	$11,558	$9,076	$19,883	$6,720	$548	$100,009
Special mention	-	-	-	-	-	-	-
Substandard	836	676	-	-	-	-	1,512
Doubtful	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-

Total	$53,060	$12,234	$9,076	$19,883	$6,720	$548	$101,521

The Company has a portfolio of loans designated as subprime, defined as loans made to borrowers with a credit score below 660. These loans are primarily secured by one- to four-family real estate, including both owner-occupied and non-owner-occupied properties. Subprime loans totaled $7.4 million and $6.5 million at March 31, 2017 and June 30, 2016, respectively.

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The Company evaluates the loan risk grading system categories and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the past year.

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of March 31, 2017 and June 30, 2016:

	March 31, 2017
			Greater Than				Total Loans >
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing
	(In thousands)

1-4 family owner-occupied	$192	$13	$110	$315	$52,747	$53,062	$-
1-4 family non-owner occupied	-	-	-	-	15,151	15,151	-
Multi-family residential	-	-	-	-	10,377	10,377	-
Commercial	97	-	-	97	31,733	31,830	-
Construction	-	-	-	-	5,236	5,236	-
Consumer and other	-	-	-	-	486	486	-

Total	$289	$13	$110	$412	$115,730	$116,142	$-

	June 30, 2016
			Greater Than				Total Loans >
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing
	(In thousands)

1-4 family owner-occupied	$136	$86	$-	$222	$52,838	$53,060	$-
1-4 family non-owner occupied	379	-	-	379	11,855	12,234	-
Multi-family residential	-	-	-	-	9,076	9,076	-
Commercial	-	-	-	-	19,883	19,883	-
Construction	-	-	-	-	6,720	6,720	-
Consumer and other	-	-	-	-	548	548	-

Total	$515	$86	$-	$601	$100,920	$101,521	$-

A loan is considered impaired when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming real estate and commercial loans, but also include loans modified in troubled debt restructurings.

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents impaired loan information as of, and for the three and nine months ended, March 31, 2017:

				For the Three Months Ended		For the Nine Months Ended
	As of March 31, 2017			March 31, 2017		March 31, 2017
		Unpaid	Allowance for Loan	Average	Interest	Average	Interest
	Recorded Investment	Principal Balance	Losses Allocated	Recorded Investment	Income Recognized	Recorded Investment	Income Recognized
	(In thousands)
Loans with no related allowance recorded:
Real estate
1-4 family owner-occupied	$558	$748	$-	$560	$6	$575	$16
1-4 family non-owner occupied	109	145	-	110	-	113	-
Multi-family residential	-	-	-	-	-	-	-
Commercial	138	154	-	237	3	174	9
Construction	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-

Loans with an allowance recorded:
Real estate
1-4 family owner-occupied	266	335	39	267	-	273	-
1-4 family non-owner occupied	231	277	28	233	-	238	-
Multi-family residential	105	109	21	106	-	108	-
Commercial	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-

Totals	$1,407	$1,768	$88	$1,513	$-	$1,481	$-

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents impaired loan information as of June 30, 2016, and for the three and nine months ended March 31, 2016:

				For the Three Months Ended		For the Nine Months Ended
	As of June 30, 2016			March 31, 2016		March 31, 2016
		Unpaid	Allowance for Loan	Average	Interest	Average	Interest
	Recorded Investment	Principal Balance	Losses Allocated	Recorded Investment	Income Recognized	Recorded Investment	Income Recognized
	(In thousands)
Loans with no related allowance recorded:
1-4 family owner-occupied	$682	$881	$-	$712	$5	$715	$13
1-4 family non-owner occupied	182	213	-	123	-	126	-
Multi-family residential	-	-	-	-	-	-	-
Commercial	145	160	-	148	3	150	8
Construction	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-

Loans with an allowance recorded:
1-4 family owner-occupied	365	451	89	377	-	386	-
1-4 family non-owner occupied	348	385	72	149	-	152	-
Multi-family residential	111	111	27	-	-	-	-
Commercial	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-

Totals	$1,833	$2,201	$188	$1,509	$8	$1,529	$21

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net, due to immateriality.

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the Company’s nonaccrual loans at March 31, 2017 and June 30, 2016. The table excludes performing troubled debt restructurings.

	March 31,	June 30,
	2017	2016
	(In thousands)
Real estate
1-4 family owner-occupied	$440	$568
1-4 family non-owner occupied	340	530
Multi-family residential	105	111
Commercial	-	-
Construction	-	-
Consumer and other	-	-

Total nonaccrual	$885	$1,209

At March 31, 2017 and June 30, 2016, the Company had certain loans that were modified in troubled debt restructurings and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan. The Company had loans modified in a troubled debt restructuring totaling $1.0 million and $1.1 million at March 31, 2017 and June 30, 2016, respectively. Troubled debt restructured loans had specific allowances totaling $36,000 and $58,000 at March 31, 2017 and June 30, 2016, respectively. At March 31, 2017, the Company had no commitments to lend additional funds to borrowers with troubled debt restructured loans.

No loans were modified as troubled debt restructurings during the three and nine months ended March 31, 2017 or 2016.

The Company had no troubled debt restructurings modified during the twelve months ended March 31, 2017 or 2016, that subsequently defaulted during the nine-month periods ended March 31, 2017 or 2016. A troubled debt restructured loan is considered to be in payment default once it is 30 days contractually past due under the loan’s modified terms.

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

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items each as calculated under regulatory accounting practices. The Bank’s capital amounts and asset classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Furthermore, the Bank’s regulators could require adjustments to regulatory capital not reflected in these financial statements.

Effective January 1, 2015, the Bank was subject to the capital requirements set forth by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule established a new common equity Tier 1 minimum capital requirement and assigned a higher risk weight (150%) to exposures that are more than 90 days past due, or are on nonaccrual status, and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements, unless a one-time opt-in or opt-out is exercised. The Bank has chosen to exclude unrealized gains and losses from regulatory capital. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement began to be phased in on January 1, 2016 and will be fully phased in on January 1, 2019, when the full capital conservation buffer requirement will be effective.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total Capital, Tier I Capital and Common Equity (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital to total average assets (as defined). Management believes, as of March 31, 2017 and June 30, 2016, that the Bank met all capital adequacy requirements to which it is subject.

As of March 31, 2017 and June 30, 2016, the Bank met the requirements necessary to be deemed well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank’s category.

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The Bank’s actual capital amounts and ratios as of March 31, 2017 and June 30, 2016, are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2017
Total Capital (to Risk-Weighted Assets)	$16,312	16.7%	$7,820	8.0%	$9,775	10.0%

Tier I Capital (to Risk-Weighted Assets)	$15,080	15.4%	$5,865	6.0%	$7,820	8.0%

Common Equity (to Risk-Weighted Assets)	$15,080	15.4%	$4,399	4.5%	$6,354	6.5%

Tier I Capital (to Average Assets)	$15,080	11.6%	$5,180	4.0%	$6,476	5.0%

As of June 30, 2016
Total Capital (to Risk-Weighted Assets)	$15,250	19.7%	$6,204	8.0%	$7,756	10.0%

Tier I Capital (to Risk-Weighted Assets)	$14,269	18.4%	$4,653	6.0%	$6,204	8.0%

Common Equity (to Risk-Weighted Assets)	$14,269	18.4%	$3,490	4.5%	$5,041	6.5%

Tier I Capital (to Average Assets)	$14,269	12.1%	$4,727	4.0%	$5,909	5.0%

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 5:	Disclosures about Fair Value of Assets and Liabilities

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

Recurring Measurements

The following table presents the fair value measurement of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at March 31, 2017 and June 30, 2016:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2017
Municipal bonds	$97	$-	$97	$-
Mortgage-backed securities of U.S. government sponsored entities - residential	4,169	-	4,169	-

	$4,266	$-	$4,266	$-

June 30, 2016
Mortgage-backed securities of U.S. government sponsored entities - residential	$3,465	$-	$3,465	$-

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There were no assets classified within Level 3 of the fair value hierarchy measured on a recurring basis. There were no transfers between Level 1 and Level 2 during the periods ended March 31, 2017 and 2016.

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

Nonrecurring Measurements

The Company had no assets measured at fair value on a non-recurring basis at March 31, 2017. The following table presents fair value measurements of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which fair value measurements fell at June 30, 2016:

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

Impaired Loans (Collateral Dependent)

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2017 and June 30, 2016.

		Fair Value Measurement Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
March 31, 2017
Financial assets
Cash and cash equivalents	$7,704	$7,704	$-	$-	$7,704
Interest-bearing time deposits	100	100	-	-	100
Held-to-maturity securities	288	-	292	-	292
Loans	114,575	-	-	113,896	113,896
Federal Home Loan Bank stock	1,192	n/a	n/a	n/a	n/a
Accrued interest receivable	362	-	362	-	362
Financial liabilities
Deposits	89,218	54,498	34,754	-	89,252
Federal Home Loan Bank advances	28,848	-	27,556	-	27,556
Accrued interest payable	44	-	44	-	44

June 30, 2016
Financial assets
Cash and cash equivalents	$3,672	$3,672	$-	$-	$3,672
Interest-bearing time deposits	2,100	2,100	-	-	2,100
Held-to-maturity securities	986	-	996	-	996
Loans and loans held for sale	101,709	-	-	102,480	102,480
Federal Home Loan Bank stock	1,192	n/a	n/a	n/a	n/a
Accrued interest receivable	292	-	292	-	292
Financial liabilities
Deposits	77,214	37,010	40,584	-	77,594
Federal Home Loan Bank advances	25,319	-	25,445	-	25,445
Accrued interest payable	33	-	33	-	33

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

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 6:	Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component, net of tax, for the three and nine months ended March 31, 2017 and 2016 are as follows:

		Unrealized
	Unrealized	Gains and Losses
	Gains and Losses	on Securities
	on Available-	Transferred from
	for-Sale	Available for Sale to
Three Months Ended March 31, 2017	Securities	Held to Maturity	Total
	(In thousands)
Balance, January 1, 2017	$(131)	$(7)	$(138)

Other comprehensive income, net of tax	112	-	112

Accretion of unrealized losses on securities transferred from available for sale to held to maturity recognized in other comprehensive income	-	2	2

Balance, March 31, 2017	$(19)	$(5)	$(24)

Three Months Ended March 31, 2016

Balance, January 1, 2016	$(92)	$(18)	$(110)

Other comprehensive income	17	-	17

Accretion of unrealized losses on securities transferred from available for sale to held to maturity recognized in other comprehensive income	-	3	3

Balance, March 31, 2016	$(75)	$(15)	$(90)

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

		Unrealized
	Unrealized	Gains and Losses
	Gains and Losses	on Securities
	on Available-	Transferred from
	for-Sale	Available for Sale to
Nine Months Ended March 31, 2017	Securities	Held to Maturity	Total
	(In thousands)
Balance, July 1, 2016	$(67)	$(12)	$(79)

Other comprehensive income, net of tax	48	-	48

Accretion of unrealized losses on securities transferred from available for sale to held to maturity recognized in other comprehensive income	-	7	7

Balance, March 31, 2017	$(19)	$(5)	$(24)

Nine Months Ended March 31, 2016

Balance, July 1, 2015	$(73)	$(18)	$(91)

Other comprehensive loss, net of tax	(2)	-	(2)

Accretion of unrealized losses on securities transferred from available for sale to held to maturity recognized in other comprehensive income	-	3	3

Balance, March 31, 2016	$(75)	$(15)	$(90)

There were no material items reclassified from accumulated other comprehensive loss to the statements of income for the three- and six-month periods ended March 31, 2017 and 2016.

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

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Earnings per share were computed as follows for the three- and nine-month periods ended March 31, 2017.

	Three Months Ended March 31, 2017
		Weighted-
	Net	Average	Per Share
	Income	Shares	Amount
	(In thousands)

Net income	$1,247

Basic earnings per share		826,782	$1.51

Effect of dilutive securities
Stock options		14,655
Restricted stock awards		11,854

Diluted earnings per share		853,291	$1.46

	Nine Months Ended March 31, 2017
		Weighted-
	Net	Average	Per Share
	Income	Shares	Amount
	(In thousands)

Net income	$1,444

Basic earnings per share		821,473	$1.76

Effect of dilutive securities
Stock options		6,302
Restricted stock awards		9,536

Diluted earnings per share		837,310	$1.73

Earnings per share for the three months ended March 31, 2016 was $0.83, calculated using 876,163 shares issued, less 66,589 weighted-average unallocated shares held by the ESOP. Earnings per share for the nine months ended March 31, 2016 was $0.92, calculated using 876,163 shares issued, less 68,921 weighted-average unallocated shares held by the ESOP. The Company had no dilutive or potentially dilutive securities at March 31, 2016.

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8:	Employee Stock Ownership Plan

As part of the stock conversion, shares were purchased by the ESOP with a loan from MW Bancorp. All employees of the Bank meeting certain tenure requirements are entitled to participate in the ESOP. Compensation expense related to the ESOP was $22,000 and $57,000 for the three- and nine-month periods ended March 31, 2017, respectively, and $13,000 and $42,000 for the three- and nine-month periods ended March 31, 2016, respectively.

A summary of the unallocated share activity of the ESOP for the nine months ended March 31, 2017 and 2016 is as follows:

	For the nine months ended
	March 31,
	2017	2016

Beginning balance	66,589	70,093

New share purchases	-	-

Shares released to participants	-	-

Shares allocated to participants	(3,928)	(3,504)

Ending balance	62,661	66,589

The ESOP paid $10.00 per share when it was funded. The aggregate fair value of the 62,661 unallocated shares was $1.3 million based on the $21.00 closing price of MW Bancorp’s common stock on March 31, 2017.

Note 9:	Equity Incentive Plan

In April 2016, the Company’s stockholders adopted the MW Bancorp, Inc. 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan permits the grant of incentive awards in the form of options, stock appreciation rights, restricted share and share unit awards, and performance share awards. No more than 122,662 shares of the Company’s common stock may be subject to awards granted under the 2016 Plan, of which a maximum of 87,616 may be subject to stock options and 35,046 may be subject to restricted stock awards, restricted stock units and unrestricted share awards. Stock options awarded to employees may be incentive stock options or non-qualified stock options. Shares subject to awards under the 2016 Plan may be authorized but unissued shares or treasury shares. The 2016 Plan also contains annual and lifetime limits on certain types of awards to individual participants.

Awards may vest or become exercisable only upon the achievement of performance measures or based solely on the passage of time after award. Stock options and restricted stock awards provide for accelerated vesting if there is a change in control (as defined in the 2016 Plan).

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

In January 2017, the Company granted stock options for 25,466 shares to certain members of management. In May 2016, the Company granted stock options for 60,150 shares to members of the Board of Directors and certain members of management. Options granted in January 2017 and May 2016 have an exercise price of $17.24 and $14.88, respectively, as determined on the applicable grant date and expire ten years from the grant date.

The fair value was calculated for stock options granted in January 2017 using the following assumptions: expected volatility of 16.59%, a risk-free interest rate of 2.51%, an expected term of ten years and an expected dividend yield of 0.64%.

The fair value was calculated for stock options granted in May 2016 using the following assumptions: expected volatility of 19.46%, a risk-free interest rate of 1.81%, an expected term of ten years and an expected dividend yield of 0.00%.

No options granted under the 2016 Plan were exercisable at March 31, 2017.

In May 2016, the Company awarded 28,810 restricted shares to members of the Board of Directors and certain members of management. In July 2016, the Company awarded an additional 500 shares of restricted stock to a member of management, which were forfeited in March 2017 due to the retirement of the employee. In January 2017, the Company awarded an additional 5,736 shares of restricted stock to certain members of management. The restricted stock awards have vesting periods ranging from three years to seven years. Shares of restricted stock granted to employees under the 2016 Plan are subject to vesting based on continuous employment for a specified time period following the date of grant. During the restricted period, the holder is entitled to full voting rights and dividends.

Total compensation cost recognized in the income statement for share-based payment arrangements during the three and nine months ended March 31, 2017 was $36,000 and $97,000, respectively.

As of March 31, 2017, there was $845,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 7.0 years.

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

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

FASB ASU 2016-09 Share-Based Payments. In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows.  Additionally, the guidance simplifies two areas specific to entities other than public business entities allowing them apply a practical expedient to estimate the expected term for all awards with performance or service conditions that have certain characteristics and also allowing them to make a one-time election to switch from measuring all liability-classified awards at fair value to measuring them at intrinsic value.  The amendments are effective for annual periods beginning after December 15, 2016 (July 1, 2017 as to the Company) and interim periods within those annual periods. These amendments are not expected to have a material impact on the financial statements of the Company.

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

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of the financial condition at March 31, 2017 and results of operations for the three and nine months ended March 31, 2017 and 2016, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on

Form 10-Q.

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

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following: (1) general economic conditions, (2) competitive pressure among financial services companies, (3) changes in interest rates and changes in tax rates, (4) deposit flows, (5) loan demand, (6) changes in legislation or regulation, (7) changes in accounting principles, policies and guidelines and (8) other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services.

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

Deferred Tax Assets. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax asset will not be realized. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Determining the proper valuation allowance for deferred taxes is critical in properly valuing the deferred tax asset and the related recognition of income tax expense or benefit. At June 30, 2016, our deferred tax asset was reduced by a valuation allowance of $1.4 million. During the third quarter ended March 31, 2017, management evaluated the deferred tax asset and, based upon an analysis of positive and negative evidence, along with recent and projected operating results, determined that it was no longer appropriate to maintain a valuation allowance for the deferred tax asset. Accordingly, the valuation allowance was released, resulting in a credit provision for federal income taxes in the periods ended March 31, 2017.

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

Comparison of Financial Condition at March 31, 2017 and June 30, 2016

Total Assets. Total assets were $136.4 million at March 31, 2017, an increase of $17.4 million, or 14.6%, over the $119.0 million total at June 30, 2016. The increase was primarily comprised of a $14.6 million increase in net loans and a $4.0 million increase in cash and cash equivalents, which were partially offset by a $2.0 million decrease in interest-bearing deposits in other financial institutions and a $1.8 million decrease in loans held for sale.

Net Loans. Net loans, including loans held for sale, increased by $12.9 million, or 12.6%, to $114.6 million at March 31, 2017 from $101.7 million at June 30, 2016. During the nine months ended March 31, 2017, we originated $43.7 million of loans, which represented approximately 43.0% of our total loan portfolio at June 30, 2016. These new loan originations were comprised primarily of $18.7 million of one- to four-family residential real estate loans, $15.8 million of commercial real estate loans, $4.3 million of construction loans and $2.4 of multi-family residential real estate loans. Of the loans we originated during the nine months ended March 31, 2017, we sold $12.7 million of loans in the secondary market.

During the nine months ended March 31, 2017, one- to four-family residential real estate loans increased $2.9 million, or 4.5%, to $68.2 million at March 31, 2017, from $65.3 million at June 30, 2016; commercial real estate loans increased $10.2 million, or 58.2%, to $27.7 million at March 31, 2017; multi-family residential real estate loans increased $1.3 million, or 14.3%, to $10.4 million at March 31, 2017; commercial loans increased $1.8 million, or 74.0%, to $4.2 million; and construction loans decreased $1.5 million, or 22.1%, to $5.2 million at March 31, 2017.

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

During the latter part of fiscal 2013, we initiated a program to sell certain fixed-rate, 30-year term mortgage loans in the secondary market in order to reduce our interest rate risk in the event of rising interest rates. We have continued to sell loans, on both a servicing released and servicing retained basis, to the Federal Home Loan Bank-Cincinnati (“FHLB”), through its mortgage purchase program, and to other investors. We sold $14.4 million of loans in the nine months ended March 31, 2017. Total loans that had been sold with servicing retained through March 31, 2017 amounted to $26.2 million at March 31, 2017. Management intends to continue these sales activities in future periods.

Interest Bearing Deposits in Other Financial Institutions. Interest-bearing time deposits in other financial institutions decreased by $2.0 million, or 95.2%, to a total of $100,000 at March 31, 2017, compared to $2.1 million at June 30, 2016, due to maturities of these deposits. Management began to invest in certificates of deposit during the year ended June 30, 2013, to increase the yield on liquid assets beyond the rates available in overnight funds. As these deposits matured, the proceeds have been used primarily to fund new loan originations.

Investment Securities. Investment securities increased $103,000, or 2.3%, to $4.6 million at March 31, 2017 from $4.5 million at June 30, 2016. The increase was due primarily to $1.6 million in purchases of securities partially offset by $1.4 million of principal repayments on mortgage-backed securities during the nine months ended March 31, 2017.

The yield on our investment securities decreased to 1.60% for the nine months ended March 31, 2017, compared to 1.89% for the nine months ended March 31, 2016. At March 31, 2017, investment securities classified as available-for-sale and held-to-maturity consisted primarily of government-sponsored mortgage-backed securities.

Premises and Equipment, net. Premises and equipment increased $766,000, or 66.1%, to $1.9 million at March 31, 2017. The increase was due primarily to capitalized costs for construction of the Company’s new drive-through ATM/ITM facility adjacent to the Columbia Tusculum office location. The drive-through offers customers convenient access to both automated teller machines and interactive teller machines. ATM access became available in December 2016, and ITM capability at this new facility opened in February 2017.

Deposits. Deposits increased by $12.0 million, or 15.5%, to $89.2 million at March 31, 2017 from $77.2 million at June 30, 2016. Our core deposits, which consist of all deposit account types except certificates of deposit, increased $17.5 million, or 47.3%, to $54.5 million at March 31, 2017 from $37.0 million at June 30, 2016. Certificates of deposit decreased $5.5 million, or 13.6%, to $34.7 million at March 31, 2017 from $40.2 million at June 30, 2016. During the nine months ended March 31, 2017, management continued its strategy of pursuing growth in demand accounts and other lower cost core deposits. Demand accounts were first offered by the Company during 2013 and totaled $37.5 million at March 31, 2017. Management intends to continue its efforts to increase core deposits, with a special emphasis on growth in consumer and business demand deposits.

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Federal Home Loan Bank Advances. FHLB advances increased $3.5 million, or 13.9%, to $28.8 million at March 31, 2017 from $25.3 million at June 30, 2016. Management has pursued a strategy of periodically increasing these advances to take advantage of this low-cost source of funding during the low interest rate environment to grow the Company’s loan portfolio. The aggregate cost of these advances was 1.51% at March 31, 2017, compared to the Company’s cost of deposits of 0.96% at that date.

Shareholders’ Equity. Total shareholders’ equity increased $1.1 million, or 6.6%, to $17.2 million at March 31, 2017 compared to June 30, 2016. The increase was primarily attributable to net income of $1.4 million for the nine months ended March 31, 2017, a $53,000 increase for allocation of ESOP shares and a $55,000 decrease in the accumulated other comprehensive loss, which were partially offset by dividends declared of $534,000.

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2017 and 2016

General. Net income for the three months ended March 31, 2017 was $1.2 million, compared to $669,000 for the three months ended March 31, 2016, an increase of $578,000, or 86.4%. The increase in net income was primarily due to a $664,000 increase in tax benefits related to the release of the valuation allowance on the Company’s deferred tax assets. Additionally, net interest income increased by $146,000, noninterest income decreased by $64,000 and noninterest expenses increased by $168,000.

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

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2017			2016
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
Interest-earning assets:	(Dollars in thousands)
Loans	$112,484	$1,090	3.88%	$96,990	$936	3.86%
Investment securities	4,494	19	1.65%	5,016	25	1.99%
Other interest-earning assets (1)	7,510	26	1.38%	12,571	40	1.27%
Total interest-earning assets	124,488	1,135	3.65%	114,577	1,001	3.49%
Non-interest-earning assets	7,828			5,405
Allowance for loan losses	(1,637)			(1,623)
Total assets	$130,679			$118,359

Interest-bearing liabilities:
Interest-bearing demand	$31,014	74	0.95%	$20,836	54	1.04%
Money market accounts	2,543	4	0.63%	2,756	3	0.44%
Savings accounts	16,985	34	0.80%	9,402	9	0.38%
Certificates of deposit	34,045	86	1.01%	43,590	159	1.46%
Total deposits	84,587	198	0.94%	76,584	225	1.18%
FHLB advances	27,091	98	1.45%	22,737	83	1.46%
Total interest-bearing liabilities	111,678	296	1.06%	99,321	308	1.24%
Non-interest-bearing liabilities	2,724			2,580
Total liabilities	114,402			101,901
Equity	16,277			16,458
Total liabilities and equity	$130,679			$118,359

Net interest income		$839			$693
Net interest rate spread (2)			2.59%			2.25%
Net interest-earning assets (3)	$12,810			$15,256
Net interest margin (4)			2.69%			2.42%
Average interest-earning assets to interest-bearing liabilities	111.47%			115.36%

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

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Income. Interest income increased $134,000, or 13.4%, to $1.1 million for the three months ended March 31, 2017 from $1.0 million for the three months ended March 31, 2016. This increase was primarily attributable to a $154,000, or 16.5%, increase in interest on loans receivable. The average balance of loans during the three months ended March 31, 2017 increased by $15.5 million, or 16.0%, from the balance for the three months ended March 31, 2016. The average yield on loans increased by two basis points to 3.88% for the three months ended March 31, 2017 from 3.86% for the three months ended March 31, 2016. The increase in average yield on loans was due to our growth in loans and the overall increase in interest rates in the economy during the current quarter.

Interest income on investment securities decreased $6,000, or 24.0%, to $19,000 for the three months ended March 31, 2017 compared to the same period in 2016. The average balance of investment securities decreased $522,000 to $4.5 million for the three months ended March 31, 2017 from $5.0 million for the three months ended March 31, 2016, while the average yield on investment securities decreased by 34 basis points, to 1.65% for the three months ended March 31, 2017 from 1.99% for the three months ended March 31, 2016. Interest income on other interest-earning assets, including certificates of deposit in other financial institutions, decreased $14,000, or 35.0%, for the three months ended March 31, 2017, due to a decrease in the average balance of $5.1 million period-to-period, partially offset by an increase in the average yield of 11 basis points, to 1.38% for the three months ended March 31, 2017.

Interest Expense. Total interest expense decreased $12,000, or 3.9%, to $296,000 for the three months ended March 31, 2017, from $308,000 for the three months ended March 31, 2016. Interest expense on deposit accounts decreased $27,000, or 12.0%, to $198,000 for the three months ended March 31, 2017, from $225,000 for the three months ended March 31, 2016. The decrease was primarily due to a decrease in the average cost of interest-bearing deposits of 24 basis points to 0.94% for the three months ended March 31, 2017 compared to the same quarter in 2016, partially offset by an increase of $8.0 million, or 10.4%, in the average balance of interest-bearing deposits to $84.6 million for the three months ended March 31, 2017.

Interest expense on FHLB advances increased $15,000, or 18.1%, to $98,000 for the three months ended March 31, 2017 from $83,000 for the three months ended March 31, 2016. The average balance of advances increased by $4.4 million, or 19.1%, to $27.1 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, while the average cost of these advances decreased by one basis point to 1.45% from 1.46%. As noted above, management elected to increase outstanding advances as a source of low-cost funding.

Net Interest Income. Net interest income increased $146,000, or 21.1%, to $839,000 for the three months ended March 31, 2017, compared to $693,000 for the three months ended March 31, 2016. The increase reflected the increase in the interest rate spread to 2.59% for the three months ended March 31, 2017, compared to 2.25% for the three months ended March 31, 2016. Our net interest margin increased to 2.69% for the three months ended March 31, 2017 from 2.42% for the three months ended March 31, 2016.

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” we did not record a provision for loan losses for either of the three months ended March 31, 2017 or 2016. The allowance for loan losses was $1.6 million, or 1.41% of total loans, at March 31, 2017, compared to $1.6 million, or 1.58% of total loans, including loans held for sale at June 30, 2016. The absence of a provision for loan losses in both the three months ended March 31, 2017 and 2016, was due primarily to the overall low balances of delinquent and nonperforming loans and net loan charge-offs in the 2017 period. Total nonperforming loans were $885,000 at March 31, 2017, compared to $988,000 at March 31, 2016. Classified loans totaled $1.2 million at March 31, 2017, compared to $1.7 million at March 31, 2016, and total loans past due greater than 30 days were $412,000 and $13,000 at those respective dates. Net recoveries totaled $2,000 for the three months ended March 31, 2017, compared to net recoveries of $13,000 for the three months ended March 31, 2016. As a percentage of nonperforming loans, the allowance for loan losses was 185.1% at March 31, 2017, compared to 165.3% at March 31, 2016.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover probable incurred losses in the loan portfolio at March 31, 2017 and 2016. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income decreased $64,000, or 36.6%, to $111,000 for the three months ended March 31, 2017 from $175,000 for the three months ended March 31, 2016. The decrease was primarily due to a $51,000, or 42.1%, decrease in gains on sales of loans and a $21,000 gain on sale of foreclosed assets in the 2016 quarter. The decrease in gains on sales of loans was due primarily to a $6.1 million, or 73.1%, decrease in sales volume period-to-period.

Non-Interest Expense. Non-interest expense increased $168,000, or 19.1%, to $1.0 million for the three months ended March 31, 2017 compared to $879,000 for the three months ended March 31, 2016. The increase was primarily attributable to an increase of $157,000, or 30.4%, in salaries, employee benefits and directors fees expense, a $13,000, or 20.0%, increase in occupancy and equipment, a $22,000, or 60.4% increase in data processing, and a $22,000 increase in advertising, which were partially offset by a $22,000 or 22.4%, decrease in professional services. The increase in salaries and benefits expense was due primarily to management bonus and incentive payments during the quarter, primarily in recognition of the Company’s performance that led to the reversal of the valuation allowance on the deferred tax asset. In addition, compensation expense increased due to incremental expense associated with the stock-based compensation. The Company’s staffing complement remained unchanged at 18 full-time equivalent positions period-to-period. The increase in occupancy and equipment was due primarily to expense associated with the new branch office location, which opened in September 2015. The increase in data processing was due primarily to cost increases implemented by the data processing provider, and the overall growth in loans and deposits and new product offerings period-to-period. The decrease in professional services was due to costs incurred in connection with the 2016 special shareholders meeting as well as management’s efforts to control such costs.

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Federal Income Tax Benefits. Federal income tax benefits totaled $1.3 million for the three-month period ended March 31, 2017, an increase of $664,000, or 97.6%, compared to the three-month period ended March 31, 2016. The tax benefit recorded in the 2017 quarter was due primarily to the reversal of the remaining impairment valuation allowance on the Company’s deferred tax asset. Management evaluated the deferred tax asset based upon current and projected operating results and determined that the valuation allowance was no longer appropriate at March 31, 2017. The Company’s deferred tax asset totaled $2.1 million at March 31, 2017. Should the corporate income tax rate be reduced through legislation enacted by the U.S. Government from the current 34% level, the Company would be required to adjust the carrying value of the deferred tax asset using the new tax rate, which would result in a charge to earnings in the period such legislation is enacted.

Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2017 and 2016

General. Net income for the nine months ended March 31, 2017 was $1.4 million, compared to $739,000 for the nine months ended March 31, 2016, an increase of $705,000, or 95.4%. The increase in net income was primarily due to a $631,000 increase in federal income tax benefits related to the release of the valuation allowance on the Company’s deferred tax assets. Additionally, net interest income increased by $380,000, the provision for loan losses decreased by $13,000 and noninterest income increased by $99,000. These increases were partially offset by a $418,000 increase in noninterest expenses.

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

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended March 31,
	2017			2016
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
Interest-earning assets:	(Dollars in thousands)
Loans	$108,620	$3,161	3.88%	$96,470	$2,778	3.84%
Investment securities	4,155	50	1.60%	5,367	76	1.89%
Other interest-earning assets(1)	7,177	85	1.57%	10,011	104	1.39%
Total interest-earning assets	119,952	3,296	3.66%	111,848	2,958	3.53%
Non-interest-earning assets	7,194			5,107
Allowance for loan losses	(1,636)			(1,615)
Total assets	$125,510			$115,340

Interest-bearing liabilities:
Interest-bearing demand	$26,691	191	0.95%	$20,288	142	0.93%
Money market accounts	2,718	12	0.59%	2,761	11	0.53%
Savings accounts	14,285	55	0.51%	8,899	22	0.33%
Certificates of deposit	35,688	330	1.23%	43,152	480	1.48%
Total deposits	79,382	588	0.99%	75,100	655	1.16%
FHLB advances	26,404	274	1.38%	22,831	249	1.45%
Total interest-bearing liabilities	105,786	862	1.09%	97,931	904	1.23%
Non-interest-bearing liabilities	3,545			913
Total liabilities	109,331			98,844
Equity	16,179			16,496
Total liabilities and equity	$125,510			$115,340

Net interest income		$2,434			$2,054
Net interest rate spread (2)			2.57%			2.30%
Net interest-earning assets (3)	$14,166			$13,917
Net interest margin (4)			2.71%			2.45%
Average interest-earning assets to interest-bearing liabilities	113.39%			114.21%

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

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Income. Interest income increased $338,000, or 11.4%, to $3.3 million for the nine months ended March 31, 2017 from $3.0 million for the nine months ended March 31, 2016. This increase was primarily attributable to a $383,000, or 13.8%, increase in interest on loans receivable, which was partially offset by a $26,000, or 34.2%, decrease in interest on investment securities and a $19,000, or 18.3%, decrease in interest on other interest-earning assets. The average balance of loans during the nine months ended March 31, 2017 increased by $12.2 million, or 12.6%, from the average balance for the nine months ended March 31, 2016. The average yield on loans increased by four basis points to 3.88% for the nine months ended March 31, 2017 from 3.84% for the nine months ended March 31, 2016. The increase in average yield on loans was due to an overall increase in interest rates in the economy.

The average balance of investment securities decreased $1.2 million to $4.2 million for the nine months ended March 31, 2017 from $5.4 million for the nine months ended March 31, 2016, while the average yield on investment securities decreased by 29 basis points to 1.60% for the nine months ended March 31, 2017 from 1.89% for the nine months ended March 31, 2016.

Interest income on other interest-earning assets, including certificates of deposit in other financial institutions, decreased $19,000, or 18.3%, for the nine months ended March 31, 2017, due to a decrease in the average balance of $2.8 million period-to-period, offset by an increase in the average yield of 18 basis points to 1.57% for the nine months ended March 31, 2017. Interest income on other interest-earning assets included recognition of $21,000 and $39,000 for the nine months ended March 31, 2017 and 2016, respectively, of a $120,000 Bank Enterprise Award the Company received during fiscal 2015 from the Community Development Financial Institutions Fund based on certificates of deposit placed with qualifying financial institutions participating in the program. The award was accreted into interest income over the remaining term of the certificates of deposit, which expired during the nine months ended March 31, 2017.

Interest Expense. Total interest expense decreased $42,000, or 4.6%, to $862,000 for the nine months ended March 31, 2017, from $904,000 for the nine months ended March 31, 2016. Interest expense on deposits decreased $67,000, or 10.2%, to $588,000 for the nine months ended March 31, 2017, from $655,000 for the nine months ended March 31, 2016. The decrease was primarily due to a decrease in the average cost of interest-bearing deposits of 17 basis points to 0.99% for the nine months ended March 31, 2017 compared to 1.16% during the same period in 2016, which was partially offset by an increase of $4.3 million, or 5.7%, in the average balance of interest-bearing deposits to $79.4 million for the nine months ended March 31, 2017.

Interest expense on FHLB advances increased $25,000, or 10.0%, to $274,000 for the nine months ended March 31, 2017 from $249,000 for the nine months ended March 31, 2016. The average balance of advances increased by $3.6 million, or 15.6%, to $26.4 million for the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016, while the average cost of these advances decreased by seven basis points to 1.38% for the nine months ended March 31, 2017 compared to 1.45% for the same period in 2016. As noted above, management elected to increase outstanding advances as a source of low-cost funding.

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Interest Income. Net interest income increased $380,000, or 18.5%, to $2.4 million for the nine months ended March 31, 2017, compared to the nine months ended March 31, 2016. The increase reflected the increase in the interest rate spread to 2.57% for the nine months ended March 31, 2017, compared to 2.30% for the nine months ended March 31, 2016. Our net interest margin increased to 2.71% for the nine months ended March 31, 2017 from 2.45% for the nine months ended March 31, 2016.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” we did not record a provision for loan losses for the nine month periods ended March 31, 2017, a decrease of $13,000 from the nine month period ended March 31, 2016. The allowance for loan losses was $1.6 million, or 1.41% of total loans, at March 31, 2017, compared to $1.6 million, or 1.58% of total loans, including loans held for sale at June 30, 2016. The absence of a provision for loan losses in the nine months ended March 31, 2017 and 2016, was due primarily to the overall low balances of delinquent and nonperforming loans and net loan charge-offs in these periods. Total nonperforming loans were $885,000 at March 31, 2017, compared to $988,000 at March 31, 2016. Classified loans totaled $1.2 million at March 31, 2017, compared to $1.7 million at March 31, 2016, and total loans past due greater than 30 days were $412,000 and $13,000 at those respective dates. Net recoveries totaled $3,000 for the nine months ended March 31, 2017, compared to net recoveries of $18,000 for the nine months ended March 31, 2016. As a percentage of nonperforming loans, the allowance for loan losses was 185.1% at March 31, 2017, compared to 165.3% at March 31, 2016.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover probable incurred losses in the loan portfolio at March 31, 2017 and 2016. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income increased $99,000, or 33.3%, to $396,000 for the nine months ended March 31, 2017 from $297,000 for the nine months ended March 31, 2016. The increase was primarily due to a $124,000 increase in gain on sale of loans, due primarily to an increase in sales volume period-to-period.

Non-Interest Expense. Non-interest expense increased $418,000, or 18.3%, to $2.7 million for the nine months ended March 31, 2017, compared to $2.3 million for the nine months ended March 31, 2016. The increase was primarily attributable to an increase of $306,000, or 23.5%, in salaries, employee benefits and director’s fees expense, a $57,000, or 37.0%, increase in occupancy and equipment, and a $75,000, or 73.5%, increase in data processing, which were partially offset by a $56,000, or 19.2%, decrease in professional services. The increase in salaries and benefits expense was attributable to an increase in management bonus payments, primarily in recognition of the Company’s performance that led to the reversal of the valuation allowance on the deferred tax asset. In addition, the increase was affected by incremental expense associated with the stock-based compensation. The increase in occupancy and equipment was due primarily to expense associated with the new branch office location, which opened in September 2015. The increase in data processing was due primarily to cost increases implemented by the data processing provider, and the overall growth in loans and deposits and new product offerings period-to-period. The decrease in professional services was due to costs incurred in connection with the 2016 special shareholders meeting as well as management’s efforts to control such costs.

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Federal Income Tax Benefits. Federal income tax benefits totaled $1.3 million for the nine-month period ended March 31, 2017, an increase of $631,000, or 92.8%, compared to the nine-month period ended March 31, 2016. The tax benefit recorded in the 2017 period was due primarily to the reversal of the remaining impairment valuation allowance on the Company’s deferred tax asset. Management evaluated the deferred tax asset based upon current and projected operating results and determined that the valuation allowance was no longer appropriate at March 31, 2017. The Company’s deferred tax asset totaled $2.1 million at March 31, 2017. Should the corporate income tax rate be reduced through legislation enacted by the U.S. Government from the current 34% level, the Company would be required to adjust the carrying value of the deferred tax asset using the new tax rate, which would result in a charge to earnings in the period such legislation is enacted.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities, sales or calls of securities. We also have the ability to borrow from the FHLB. At March 31, 2017, in addition to our currently outstanding borrowings, we had the capacity to borrow approximately $22.1 million from the FHLB and have an additional $10.0 million on a line of credit with the FHLB. At March 31, 2017, we had $28.8 million outstanding in FHLB advances.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $2.3 million and $43,000 for the nine months ended March 31, 2017 and 2016, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from maturing securities and pay-downs on mortgage-backed securities, was $13.7 million and $6.8 million for the nine months ended March 31, 2017 and 2016, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was $15.4 million and $11.4 million for the nine months ended March 31, 2017 and 2016, respectively. These funding increases also reflected our strategy of borrowing at lower interest rates to fund loan originations.

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments.

At March 31, 2017, the Bank’s capital exceeded all of the Bank’s capital adequacy requirements and also exceeded all amounts necessary to be deemed well-capitalized under the prompt corrective action regulations. See Note 4 to the Financial Statements for more details.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At March 31, 2017, we had outstanding commitments to originate loans of $18.9 million, including undisbursed funds on construction loans and funds available on undrawn lines of credit. In addition, we had commitments under letters of credit totaling $1.4 million. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2017 totaled $22.8 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. At March 31, 2017, we were not involved in any legal proceedings where the outcome of which would be material to our financial condition or results of operations.

ITEM 1A.	Risk Factors

If federal corporate income tax rates are reduced, our ability to realize our deferred tax asset may be adversely impacted, and we may be required to take a charge against earnings in future periods to account for such a reduction in rates, which would adversely affect our earnings in the future.

At March 31, 2017, the Company’s deferred tax asset totaled $2.1 million. Our ability to realize the asset could be negatively impacted by a reduction in the federal corporate income tax rate. A reduction in such tax rate could prevent us from realizing all or a portion of our deferred tax asset in the future, and could result in a charge to income tax expense in the period in which that determination is made, which would adversely impact our financial condition and results of operations.

Other than the risk factor mentioned above, there have been no material changes from the risks contained in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2016.

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

MW Bancorp, Inc.

Date:	May 15, 2017	By:	/s/Gregory P. Niesen
Gregory P. Niesen
President and Chief Executive Officer

Date:	May 15, 2017	By:	/s/Julie M. Bertsch
Julie M. Bertsch
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit		Page
Number	Description	Reference

3.1	Articles of Incorporation of MW Bancorp, Inc.	Incorporated by reference to registrant's Form S-1 filed on September 10, 2014, Exhibit 3.1 (File No. 333-198668).

3.2	Bylaws of MW Bancorp, Inc.	Incorporated by reference to registrant's Form S-1 filed on September 10, 2014, Exhibit 3.2 (File No. 333-198668).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith.

32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith.

101.INS	XBRL Instance Document	Included herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Included herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Included herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Included herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Included herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Included herewith.

