Form 10-K
period 2017-06-30
MW Bancorp, Inc.
filed 2017-09-20
CIK 1600065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

Commission file number 000-55356

MW Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Ohio	47-2259704
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and submitted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☐     Non-accelerated filer ☐ (Do not check if a smaller reporting company)    Smaller reporting company ☒    Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

Based on the closing sales price of $18.88 per share reported by the OTC Markets Group, Inc., on December 31, 2016, the aggregate market value of the issuer’s shares held by nonaffiliates on such date was $12,665,856. For this purpose, shares held by nonaffiliates are all outstanding shares except those held by the directors and executive officers of the registrant and those held by the Bank’s Employee Stock Ownership Plan.

As of September 20, 2017, the latest practicable date, 891,209 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following sections of the definitive Proxy Statement for the 2017 Annual Meeting of Stockholders of MW Bancorp, Inc. are incorporated by reference into Part III of this Form 10-K:

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

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in one- to four-family residential real estate loans, commercial real estate and multi-family loans, construction loans, commercial loans and consumer loans. At June 30, 2017, $70.6 million, or 53.4% of our total loan portfolio, was comprised of one- to four-family residential real estate loans. We also invest in securities, which consist primarily of mortgage-backed securities issued by U.S. government sponsored entities and, to a lesser extent, U.S. government agency obligations, municipal obligations and certificates of deposit. We offer a variety of deposit accounts, including checking accounts, savings accounts, money market accounts and certificates of deposit. We utilize advances from the Federal Home Loan Bank of Cincinnati (“FHLB-Cincinnati”) for asset/liability management purposes and for additional funding for our operations. At June 30, 2017, we had $28.3 million in FHLB-Cincinnati advances outstanding.

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

Lending Activities

General. Our principal lending activity is originating loans secured by one- to four-family residential real estate and commercial real estate, and, to a lesser extent, loans secured by multi-family real estate and construction loans for residential and commercial purposes. We also originate commercial loans, secured by assets other than real estate, and consumer loans (including home equity lines of credit and automobile loans). Prior to 2012, we engaged in significant non-owner occupied one- to four-family and subprime lending. Since June 2012, we no longer make subprime loans, subject to very limited exceptions, and only make non-owner occupied single-family loans on a limited basis, subject to more stringent underwriting standards. In recent years we have expanded our commercial real estate loan portfolio in an effort to diversify our overall loan portfolio, increase the yield of our loans and shorten asset duration. We intend to continue to expand our commercial real estate, multi-family and construction lending in the future.

Prior to May 2013, our practice was to retain in our portfolio all of the loans we originate. However, since that time, we have implemented a policy of selling in the secondary market most of our newly originated fixed-rate one- to four-family residential mortgage loans with terms to maturity greater than 15 years, while retaining shorter-term fixed-rate and adjustable rate one- to four-family residential mortgages. During the years ended June 30, 2017 and 2016, we also sold certain jumbo residential real estate loans to other financial institutions, retaining the servicing on these loans. Our decision to sell loans is based on our desire to manage our interest rate risk, capital and liquidity needs. We may, at times, retain within our loan portfolio a modest amount of longer-term residential mortgage loans.

Loan Approval Procedures and Authority. Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of the Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At June 30, 2017, our largest credit relationship totaled $2.5 million and consisted of four loans, three of which were secured by commercial real estate and one by a parcel of one- to four-family residential real estate. Our second largest relationship at June 30, 2017 totaled $2.4 million and consisted of six loans, five of which were secured by commercial real estate and one which was secured by one- to four-family residential real estate. At June 30, 2017, all of these loans were performing in accordance with their terms.

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

Our President and Chief Executive Officer and our Executive Vice President, Lending each have approval authority of up to $424,000 for secondary market residential mortgage loans that have also been approved through the secondary market automated approval process. Loans less than or equal to $1.0 million are approved by our management loan committee, which consists of five members of management. Loans greater than $1.0 million, and those less than $1.0 million with policy exceptions, require approval by at least two members of our Board of Directors in addition to our management loan committee.

Loan Originations, Participations, Purchases and Sales

We originate real estate and other loans through advertising and employee marketing efforts, our existing customer base, walk-in customers and referrals. All loans that we originate are underwritten pursuant to our policies and procedures.

In May 2013, as part of our interest rate risk management strategy, we initiated a secondary market program focused on selling some or all of our fixed rate, one- to four-family mortgage loan originations with terms to maturity of 15 years or greater. We are approved to sell mortgages to the FHLB-Cincinnati, pursuant to its mortgage purchase program, and to several other private mortgage investors. We retain the servicing on all loans that we sell to the FHLB-Cincinnati, and we retain the servicing on all loans that are sold to other mortgage investors. We intend to continue this practice in the future, subject to the pricing of retaining such servicing rights.

We sell our loans without recourse, except for customary representations and warranties provided in sales transactions. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities. For the years ended June 30, 2017 and 2016, we sold $15.9 million and $12.5 million, respectively, of mortgage loans. We retained servicing on loans sold. At June 30, 2017, we serviced $16.4 million of fixed-rate, one- to four-family residential real estate loans that we originated and sold in the secondary market to the FHLB-Cincinnati. We also serviced certain jumbo residential mortgage loans that we sold to other investors totaling $9.6 million at that date.

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

Over the last several years, we have expanded and improved the products and services we offer our retail and business deposit customers and have improved our infrastructure for electronic banking services. We began offering both personal and business checking accounts in May 2013. Since May 2013, we have provided our customers with free access to the ATM network of a larger regional bank with numerous offices throughout our market area and beyond. In May 2013, we substantially upgraded our capabilities and commenced offering online banking services, including bill pay, remote deposit capture, eStatements and debit cards. We enhanced online banking services, particularly for our business customers, in 2014, including merchant capture, online cash management tools, ACH, wire transfer capabilities, mobile banking and night drop services. In 2016 we installed our first walk-up ATM at our new branch location. In January 2017 we completed construction of a drive-through facility adjacent to our new branch, which offers drive-through lanes for ATM and Integrated Teller Machine (ITM) access. The deposit infrastructure we have established can accommodate significant increases in retail and business deposit accounts without significant additional capital expenditure.

Deposits. Our deposits are generated primarily from our primary market area. We offer a selection of deposit accounts, including non-interest-bearing and interest-bearing checking accounts, statement savings accounts, variable rate money market accounts, and certificates of deposit. During fiscal 2017 we began to obtain brokered savings deposits and at June 30, 2017, these brokered savings deposits totaled $4.5 million. We historically have not used, and currently do not hold any, brokered or Internet certificates of deposit. We currently subscribe to the Qwickrate program but as of June 30, 2017, have not opened any deposits under that program. Depending on our future needs, we may utilize brokered certificates of deposit accounts, the Certificate of Deposit Registry Service (“CDARS”) and the Qwickrate program as alternative funding sources.

Borrowings. We may obtain advances from the FHLB-Cincinnati upon the security of our capital stock in the FHLB-Cincinnati and certain of our mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different repricing terms than our deposits, they can change our interest rate risk profile. During the past several years, we have increased our balance of FHLB-Cincinnati advances, and have used laddered terms to maturity of between one to four years as well as longer terms ranging from 15 to 20 years and fixed rates. See Note 6 to the Consolidated Financial Statements in Item 8 of Part II for information on the maturity of our FHLB-Cincinnati advances. At June 30, 2017, we had $28.3 million in outstanding advances from the FHLB-Cincinnati. At June 30, 2017, based on available collateral and our ownership of FHLB-Cincinnati stock, and based upon our internal policy, we had access to additional FHLB-Cincinnati advances of up to $24.2 million, including a $10.0 million line of credit with the FHLB-Cincinnati.

Employees

As of June 30, 2017, we had 19 full-time equivalent employees and 20 total employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

REGULATION AND SUPERVISION

General

As an Ohio-chartered savings and loan association, the Bank is subject to examination and regulation by the ODFI, the FDIC and the Consumer Financial Protection Bureau (the “CFPB”). The federal and state systems of regulation and supervision establish a comprehensive framework of activities in which the Bank may engage and are intended primarily for the protection of depositors and the FDIC’s Deposit Insurance Fund, and not for the protection of security holders. Under this system of regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. The Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), which governs the reserves to be maintained against deposits and other matters. The Bank must comply with consumer protection regulations issued by the CFPB. The Bank also is a member of and owns stock in the Federal Home Loan Bank of Cincinnati, which is one of the twelve regional banks in the Federal Home Loan Bank System. The ODFI and the FDIC examine the Bank and prepare reports for the consideration of its board of directors on any operating deficiencies. The Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts, the form and content of the Bank’s loan documents and certain consumer protection matters.

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

Federal Banking Regulation

Capital Requirements

On July 9, 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that revised their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The final rule applies to all depository institutions, all top-tier bank holding companies and savings and loan holding companies with total consolidated assets of $1.0 billion or more and holding companies with total consolidated assets of less than $1.0 billion that do not meet certain qualitative criteria.

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

At June 30, 2017, the Bank’s capital exceeded all applicable requirements. The Company was not required to meet the holding company capital requirements at that date.

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

An Ohio savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to enforcement action for a violation of law. At June 30, 2017, the Bank maintained 82% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test. The Bank has satisfied the QTL test in each of the last 12 months.

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

In addition, federal law provides that an insured depository institution may not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement. An Ohio savings association also may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account established in connection with its conversion to stock form. In addition, the Bank’s ability to pay dividends will be limited if the Bank does not have the capital conservation buffer required by the new capital rules, which may limit the ability of the Company to pay dividends to its stockholders. See “Federal Banking Regulations-Capital Requirements” under this Item 1.

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

Under the FDIC’s prompt corrective action standards, in order to be considered well-capitalized, the Bank must have a common equity Tier 1 ratio of 6.5% (new), a Tier 1 risk-based capital ratio of 8.0% (increased from 6.0%), a total risk-based capital ratio of 10.0% (unchanged), and a Tier 1 leverage ratio of 5.0% (unchanged). We have determined that the Bank meets the capital requirements necessary to be deemed well-capitalized under these new standards as of June 30, 2017.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended June 30, 2017, the annualized FICO assessment was equal to 0.54 basis points of total assets less tangible capital.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB-Cincinnati, the Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of June 30, 2017, the Bank was in compliance with this requirement. While the Bank’s ability to borrow from the FHLB-Cincinnati provides an additional source of liquidity, the Bank has from time to time used advances from the FHLB to fund its operations.

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

Capital. Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. The Dodd-Frank Act requires the Federal Reserve Board to establish for depository institution holding companies minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. Under regulations recently enacted by the Federal Reserve Board, savings and loan holding companies with total consolidated assets of $1.0 billion or more, as well as those with total consolidated assets of less than $1.0 billion that do not meet certain other criteria, are subject to regulatory capital requirements that generally are the same as the new capital requirements for the Bank. These new capital requirements include provisions that might limit our ability to pay dividends to our stockholders or repurchase our shares. However, as the Company has total consolidated assets of less than $1.0 billion and meets the stated criteria of the Federal Reserve Board’s Small Bank Holding Company Policy, the Company currently is exempt from such capital requirements. See “Federal Banking Regulation -Capital Requirements and -Capital Distributions” under this Item 1.

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

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At June 30, 2017, the Bank is not subject to the alternative minimum tax and will not be subject to the alternative minimum tax until it exceeds the gross income threshold. At June 30, 2017, the Bank had no minimum tax credit carryforward.

Net Operating Loss Carryovers. Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At June 30, 2017, the Company had $5.7 million of federal net operating loss carryforwards.

Capital Loss Carryovers. A corporation cannot recognize capital losses in excess of capital gains generated. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any undeducted loss remaining after the five year carryover period is not deductible. At June 30, 2017, the Bank had capital loss carryovers totaling $88,000.

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

As a Maryland business corporation, the Company is required to file an annual franchise tax return with the State of Maryland.

Item 1A.	Risk Factors

You should consider carefully the following risk factors in evaluating an investment in the shares of common stock.

We may not achieve profitability by implementing our business strategies.

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

In prior years, we have generated significant net operating losses and unrealized tax losses (collectively, “NOLs”). As of June 30, 2017, we had an estimated federal NOL carryforward of $5.7 million. These NOLs generally may be carried forward for a 20-year period to offset future taxable income and reduce our federal income tax liability. As a result of our reorganization and conversion from the mutual to stock form of ownership and our contemporaneous stock offering, we may incur an “ownership change” under Section 382 of the Internal Revenue Code (“Section 382”). An ownership change will occur if, over a rolling three-year period, the percentage of the company stock owned by stockholders holding 5% or more of our common stock has increased by more than 50 percentage points over the lowest percentage of common stock owned by such stockholders during the three-year period.

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

Prior to 2012, we offered subprime loans to borrowers for the purchase or refinance of one- to four-family residences, primarily owner occupied. Because we applied less stringent underwriting and credit standards to these loans, our subprime loans have greater credit risk than traditional residential real estate mortgage loans. As of June 30, 2017, we had $7.3 million of subprime loans in our portfolio, 5.9% of which were delinquent 30 days or more. We discontinued originations of subprime loans in 2012, subject to very limited exceptions.

A portion of our one- to four-family residential mortgage loans is comprised of non-owner occupied properties which increases the credit risk on this portion of our loan portfolio.

The housing stock in our primary lending market area is comprised in part of single-family rental properties as well as two- to four-unit properties. At June 30, 2017, of the $70.6 million of one- to four-family residential mortgage loans in our portfolio, $19.0 million, or 26.9%, were comprised of non-owner occupied properties. Our non-owner occupied residential loans were secured primarily by single-family properties, and to a much lesser extent, by two- to four-unit properties We believe that there is a greater credit risk inherent in investor-owner and non-owner occupied properties, than in owner-occupied single-family properties since, similar to commercial real estate and multi-family loans, the repayment of these loans may depend, in part, on the successful management of the property and/or the borrower’s ability to lease the units of the property. In addition, the physical condition of non-owner-occupied properties is often below that of owner-occupied properties due to lax property maintenance standards, which has a negative impact on the collateral value. Furthermore, some of our non-owner-occupied borrowers have more than one loan outstanding with us, which may expose us to a greater risk of loss compared to residential and commercial borrowers with only one loan. A downturn in the real estate market or the local economy could adversely affect the value of properties securing these loans or the revenues derived from these properties which could affect the borrower’s ability to repay the loan. At June 30, 2017, none of our non-owner occupied one- to four-family loans were delinquent 30 days or more.

A portion of our loans are secured by commercial real estate and multi-family real estate, including construction loans, as well as non-real estate secured commercial loans, which carry greater credit risk than loans secured by owner occupied one- to four-family real estate. We intend to increase our focus on commercial real estate, multi-family real estate and construction loans, and commercial business loans.

At June 30, 2017, commercial real estate and multi-family loans totaled $41.3 million, or 31.2%, and construction loans totaled $16.4 million, or 12.4%, of our loan portfolio. We have recently started to originate non-real estate commercial loans. Given their larger balances and the complexity of the underlying collateral, commercial real estate, multi-family, construction and commercial loans generally expose a lender to greater credit risk than loans secured by owner occupied one- to four-family real estate. These loans, as well as consumer loans, also have greater credit risk than owner-occupied residential real estate for the following reasons:

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

At June 30, 2017, our nonperforming assets, which consist of non-accruing loans, were $856,000, or 0.60% of total assets. Our nonperforming assets adversely affect our net income in various ways:

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

We have a high concentration of loans secured by real estate in our market area. Adverse economic conditions in our market area could adversely affect our financial condition and results of operations.

We have relatively few loans outside of our market area, and, as a result, we have a greater risk of loan defaults and losses in the event of an economic downturn in our market area, as adverse economic conditions may have a negative effect on the ability of our borrowers to make timely payments of their loans.

While property values in our market area have risen over the last several years and the overall economy has improved, deterioration in real estate values could increase nonperforming assets, require additional increases in loan loss reserves and elevate charge-off levels.

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

We have implemented a policy of selling in the secondary market a large majority of the longer-term fixed-rate residential mortgage loans that we originate, and have sold certain jumbo residential mortgage loans to other financial institutions, earning non-interest income in the form of gains on sale. When interest rates rise, the demand for mortgage loans, particularly refinancing of existing mortgage loans, tends to fall and may reduce the number of loans available for sale. In addition to interest rate levels, weak or deteriorating economic conditions also tend to reduce loan demand. Although we originate, and intend to continue originating, loans on a “best efforts” basis, and we sell, and intend to continue selling, loans in the secondary market without recourse, we are required and will continue to be required to give customary representations and warranties to the buyers. If we breach those representations and warranties, the buyers will be able to require us to repurchase the loans and we may incur a loss on the repurchase.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition, growth and prospects.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. We rely on customer deposits and advances from the FHLB-Cincinnati and other borrowings to fund our operations.  At June 30, 2017, based on available collateral and our ownership of FHLB stock, and based upon our internal policy, we had access to additional FHLB-Cincinnati advances of up to $24.2 million, including $10.0 million on a line of credit with the FHLB-Cincinnati. Although we have historically been able to replace maturing deposits and advances if desired, we may not be able to replace such funds in the future if, among other things, our financial condition, the financial condition of the FHLB, or market conditions change. Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets where our loans are concentrated, or adverse regulatory action against us.  Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and deterioration in credit markets.

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

Changes in economic and political conditions — local, national and international — could adversely affect our earnings, cash flows and capital, as our borrowers' ability to repay loans and the value of the collateral securing our loans decline.

Our success depends, to a certain extent, upon economic and political conditions, local, national and even international, as well as governmental fiscal and monetary policies. Inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our financial condition and results of operations. The recent election of a new Untied States President is widely expected to result in substantial, unpredictable changes in economic and political conditions for the United States and the remainder of the world. Economic turmoil in Europe and Asia and changes in oil production in the Middle East affect the economy and stock prices in the United States.  In June 2016, a vote held in the United Kingdom resulted in a determination that the United Kingdom should exit the European Union. The details of the exit and how it will affect the United Kingdom and the economy of the United States are unknown. Because a significant amount of our loans are secured by real estate, additional decreases in real estate values likely would adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and cash flows.

In addition, consistent with our community banking philosophy, substantially all of our loans are to individuals and businesses in Ohio.  Therefore, our local and regional economies have a direct impact on our ability to generate deposits to support loan growth, the demand for loans, the ability of borrowers to repay loans, the value of collateral securing our loans (particularly loans secured by real estate), and our ability to collect, liquidate and restructure problem loans.  Consequently, any decline in the economy of this market area could have a material adverse effect on our financial condition and results of operations.  We are less able than larger financial institutions to spread risks of unfavorable local economic conditions across a large number of diversified economies.

New laws and increased regulatory oversight may significantly affect our business, financial condition and results of operations.

The financial services industry is extensively regulated. We are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of our operations. Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors, borrowers, the FDIC's Deposit Insurance Fund and the banking system as a whole, and not to benefit our shareholders.  Regulations affecting banks and financial services businesses are undergoing continuous changes, and management cannot predict the effect of these changes. Moreover, the recently elected United States President and certain legislators have indicated an intention to make extensive changes to regulations affecting financial institutions. The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact us or our ability to increase the value of our business. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets held by an institution and the adequacy of an institution's allowance for loan losses. Additionally, actions by regulatory agencies against us could cause us to devote significant time and resources to defending our business and may lead to penalties that materially affect us and our shareholders. Even the reduction of regulatory restrictions could have an adverse effect on us and our shareholders if such lessening of restrictions increases competition within our industry or market area.

In light of conditions in the global financial markets and the global economy that occurred in the last decade, regulators increased their focus on the regulation of the financial services industry. New statutes and regulations subjected us to additional restrictions and requirements that have had an impact on our business and results of operations.

In addition to laws, regulations and actions directed at the operations of banks, proposals to reform the housing finance market could negatively affect our ability to sell loans.

Although it is impossible for us to predict at this time what changes in laws and regulations will be implemented and the effect they will have on us and the rest of our industry, it is possible that our revenue could decrease, our interest expense could increase and deposit insurance premiums could change, and steps may need to be taken to increase qualifying capital. Our operating and compliance costs could increase and could adversely affect our financial condition and results of operations.

Our earnings are significantly affected by the fiscal and monetary policies of the U.S. Government and its agencies, sometimes adversely.

The policies of the Federal Reserve Board impact us significantly. The Federal Reserve Board regulates the supply of money and credit in the United States. Its policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits and can also affect the value of financial instruments we hold. Those policies determine to a significant extent our cost of funds for lending and investing. Changes in those policies are beyond our control and are difficult to predict. Federal Reserve Board policies can also affect our borrowers, potentially increasing the risk that they may fail to repay their loans.  For example, a tightening of the money supply by the Federal Reserve Board could reduce the demand for a borrower's products and services. This could adversely affect the borrower's earnings and ability to repay its loan, which could have a material adverse effect on our financial condition and results of operations.

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

Under the new capital standards, in order to be well-capitalized under the prompt corrective action regulations, the Bank is required to have a common equity to Tier 1 capital ratio of 6.5% and a Tier 1 capital ratio of 8.0%. As of June 30, 2017, the Bank met the capital requirements to be deemed well-capitalized under these new standards.

The application of more stringent capital requirements for the Bank could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying out dividends or buying back shares. Specifically, the Bank’s ability to pay dividends will be limited if the Bank does not have the capital conservation buffer required by the new capital rules, which may limit our ability to pay dividends to stockholders.

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

We are subject to extensive regulation, supervision, and examination by the Federal Reserve Board, the ODFI, the FDIC and the CFPB. Such regulators govern the activities in which we may engage, primarily for the protection of depositors. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a financial institution, the classification of assets by a financial institution, and the adequacy of a financial institution’s allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on us and our operations. Because our business is highly regulated, the laws, rules and applicable regulations are subject to regular modification and change. Laws, rules and regulations may be adopted in the future that could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects.

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

We are a community bank, and our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance.

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

The governing documents of both the Company and the Bank contain provisions, including a staggered board of directors, a supermajority vote requirement, and restrictions on the acquisition of a specified percentage of the outstanding common stock that make it more difficult for a third party to gain control or acquire us without the consent of the board of directors. These provisions could also discourage proxy contests and may make it more difficult for dissident stockholders to elect representatives as directors and take other corporate actions. Moreover, as of September 5, 2017, directors and executive officers controlled the vote of 15.7% of the outstanding common stock of the Company, and participants in the Bank’s ESOP control the vote of 7.9% of the outstanding shares, subject to certain circumstances under which the trustee of the ESOP may control the vote. The provisions in our governing documents and the percentage of voting control by affiliates could have the effect of delaying or preventing a transaction or a change in control that a stockholder might consider to be in the best interests of that stockholder.

We undertake no obligation and disclaim any intention to publish revised information or updates to forward-looking statements contained in the above risk factors or in any other statement made at any time by any director, officer, employee or other representative of the Company, unless and until such revisions or updates are required to be disclosed by applicable securities laws or regulations.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

At June 30, 2017, the net book value of our properties was $1.1 million, and the net book value of our furniture, fixtures and equipment (including computer software) was $660,000. We believe that these facilities are adequate to meet our present and foreseeable needs, other than modest and customary repair and replacement needs.

Information as to our offices and real estate as of June 30, 2017 is set forth below.

	Leased or	Year Acquired	Square	Net Book Value
Location	Owned	or Leased	Footage	of Real Property
				(In thousands)
Main Office (including land)

2110 Beechmont Ave. Cincinnati, Ohio 45230	Owned	1928	2,200	$120

Branch Office

3549 Columbia Parkway Cincinnati, Ohio 45226	Leased	2015	2,500	$-

Drive-through facility	Owned	2015	N/A	$975

Item 3. Legal Proceedings

We are not involved in any pending legal proceedings other than routine legal proceedings that are incidental to and occur in the ordinary course of our business. At June 30, 2017, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	There were 891,209 shares of Company common stock outstanding on June 30, 2017, held by approximately 125 stockholders of record.

Our shares trade on the OTC Market under the symbol MWBC. The following table summarizes the quarterly common stock prices as reported by the OTC Markets and dividends declared for the years ended June 30, 2017 and 2016:

	High	Low	Dividends
Fiscal Year Ended June 30, 2017
Quarter Ended:
June 30, 2017	$21.50	$18.75	$-
March 31, 2017	21.00	17.90	0.50
December 31, 2016	18.88	15.75	-
September 30, 2016	16.00	15.48	0.10

Fiscal Year Ended June 30, 2016
Quarter Ended:
June 30, 2016	$16.08	$14.55	$-
March 31, 2016	16.90	14.40	-
December 31, 2015	16.00	14.15	-
September 30, 2015	15.00	14.00	-

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

The Company declared a $0.10 per share dividend in July 2016, which was paid in August 2016.

The Company declared a $0.50 per share dividend in April 2017 which was paid in May 2017.

(b)	Not applicable.

(c)	In February 2016, the Company adopted a share repurchase plan and authorized the purchase of up to 10%, or 87,616, of outstanding shares. There is no fixed termination date for the repurchase plan.

Share repurchases for the three months ended June 30, 2017 were as follows:

		Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number or Approximate Dollar Value of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
Period
Month #1	4/1/2017 to 4/30/2017	-	$-	-	-
Month #2	5/1/2017 to 5/31/2017	-	$-	-	-
Month #3	6/1/2017 to 6/30/2017	-	$-	-	67,616

Item 6.	Selected Financial Data

The following tables set forth selected historical consolidated financial and other data of the Company at and for the years ended June 30, 2017 and 2016.

	At June 30,
	2017	2016
	(In thousands)
Selected Financial Condition Data:
Total assets	$143,245	$119,007
Cash and cash equivalents	7,868	3,672
Interest-bearing deposits in other financial institutions	100	2,100
Available-for-sale securities	4,024	3,465
Held-to-maturity securities	264	986
Loans and loans held for sale, net	121,520	101,709
Premises and equipment	1,905	1,158
Federal Home Loan Bank stock	1,203	1,192
Accrued interest receivable	399	292
Bank owned life insurance	3,562	3,469
Deferred federal income taxes	2,103	713
Other assets	297	251

Total liabilities
Deposits
Time	38,753	40,204
Other	58,444	37,010
Federal Home Loan Bank advances	28,255	25,319
Other liabilities	445	350
Total shareholders' equity	17,348	16,124

	For the Years Ended June 30,
	2017	2016
	(In thousands, except per share data)
Selected Operating Data:
Interest income	$4,508	$3,950
Interest expense	1,201	1,206
Net interest income	3,307	2,744
Provision for loan losses	-	13
Net interest income after provision for loan losses	3,307	2,731
Noninterest income	477	378
Noninterest expense	3,588	3,133
Income (loss) before federal income tax benefit	196	(24)
Federal income tax benefit	(1,297)	(713)
Net income	$1,493	$689
Earnings per share
Basic	$1.81	$0.86
Diluted	$1.77	$0.85

	At or for the years ended
	June 30,
	2017	2016
Performance ratios:
Return on average assets	1.16%	0.59%
Return on average equity	9.04%	4.32%
Interest rate spread (1)	2.56%	2.29%
Net interest margin (2)	2.68%	2.44%
Efficiency ratio (3)	94.82%	100.35%
Non-interest expense to average total assets	2.78%	2.70%
Average interest-earning assets to average interest-bearing liabilities	113.08%	114.76%
Average equity to average total assets	12.78%	13.74%

Asset Quality Ratios:
Non-performing assets to total assets	0.60%	1.02%
Non-performing loans to total loans	0.65%	1.16%
Allowance for loan losses to non-performing loans	-191.59%	-135.24%
Allowance for loan losses to total loans	-1.24%	-1.56%

Capital Ratios: (4)
Total capital (to risk-weighted assets)	15.40%	19.70%
Common equity Tier 1 capital (to risk-weighted assets)	14.20%	18.40%
Tier 1 capital (to risk-weighted assets)	14.20%	18.40%
Tier 1 capital (to total average assets)	10.70%	12.10%

Other Data:
Dividend payout ratio (dividends declared per share divided by net income per share)	33.90%	-
Number of full service offices	2	2

(1)	The interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the period.

(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.

(3)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.

(4)	Bank only capital ratios presented.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis comparing 2017 to prior years should be read in conjunction with the audited consolidated financial statements as of and for the two years ended June 30, 2017 (the “Financial Statements”).

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

Deferred Tax Assets. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax asset will not be realized. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Determining the proper valuation allowance for deferred taxes is critical in properly valuing the deferred tax asset and the related recognition of income tax expense or benefit. At June 30, 2016, our deferred tax asset was reduced by a valuation allowance totaling $1.4 million, which represented a partial valuation allowance applied to our net deferred tax assets. The Company reversed $1.4 million and $713,000 of its valuation allowance during the years ended June 30, 2017 and 2016, respectively, based upon an analysis of projected future operating results. As a result, as of June 30, 2017, the Company no longer has a valuation allowance for deferred tax assets. Should the corporate income tax rate be reduced through legislation enacted by the U.S. Government from the current 34% level, the Company would be required to adjust the carrying value of the deferred tax assets using the new tax rate, which would result in a charge to earnings in the period such legislation is enacted.

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

Comparison of Financial Condition at June 30, 2017 and June 30, 2016

Total Assets. Total assets were $143.2 million at June 30, 2017, an increase of $24.2 million, or 20.4%, over the $119.0 million total at June 30, 2016. The increase was primarily comprised of a $19.8 million increase in net loans and loans held for sale and an increase of $4.2 million in cash and cash equivalents, which were partially offset by a decrease in interest-bearing deposits in other financial institutions of $2.0 million.

Net Loans. Net loans, including loans held for sale, increased by $19.8 million, or 19.5%, to $121.5 million at June 30, 2017 from $101.7 million at June 30, 2016. During the year ended June 30, 2017, we originated $72.8 million of loans, which represented approximately 69.7% of our total loan portfolio at June 30, 2016. These new loan originations were comprised primarily of $24.5 million of one- to four-family residential real estate loans, $27.5 million of commercial real estate loans, $13.3 million of construction loans, $2.8 million of multi-family residential real estate loans and $2.8 million of commercial loans. During the year ended June 30, 2017, commercial real estate loans increased $13.4 million, or 76.6%, to $30.9 million at June 30, 2017, construction loans increased $6.7 million, or 69.1%, to $16.4 million at June 30, 2017, one-to four-family real estate loans increased $5.3 million, or 8.2%, to $70.6 million at June 30, 2017, and multi-family residential real estate loans increased $1.3 million, or 14.3%, to $10.4 million at June 30, 2017.

Increases in loan balances reflect our strategy to grow and diversify our loan portfolio, with an emphasis on increasing commercial and multi-family residential loans, as a shift in strategy from our traditional focus on one- to four-family residential loans. In addition, construction loans increased due to an increase in demand for jumbo one-to four-family owner occupied loans and commercial real estate loans. Upon completion of construction, we anticipate that the construction loans will become permanent adjustable-rate loans with terms ranging from 20 to 30 years. Such growth has been achieved amid strong competition for commercial real estate, multi-family and one- to four-family residential mortgage loans in our market area in the current low interest rate environment.

During the latter part of fiscal 2013, we initiated a program to sell certain fixed-rate, 30-year term mortgage loans in the secondary market. We have sold loans on both a servicing released and servicing retained basis, in transactions with the FHLB-Cincinnati through its mortgage purchase program, and to other investors. We sold $11.5 million and $6.7 million of loans to the FHLB-Cincinnati during the years ended June 30, 2017 and 2016, respectively. In addition, during the years ended June 30, 2017 and 2016, we sold certain jumbo residential mortgage loans totaling $4.4 million and $5.7 million, respectively, to other financial institutions, retaining servicing on these loans. At June 30, 2017, our servicing portfolio of loans that had been sold with servicing retained totaled $27.1 million. Management intends to continue this sales activity in future periods.

Interest Bearing Deposits in Other Financial Institutions. Interest-bearing time deposits in other banks decreased by $2.0 million, or 95.2%, to a total of $100,000 at June 30, 2017, compared to $2.1 million at June 30, 2016. Management elected to retain cash balances from maturing deposits for use in future funding of loan originations.

Investment Securities. Investment securities decreased $163,000, or 3.7%, to $4.3 million at June 30, 2017 from June 30, 2016. The decrease consisted primarily of called securities and principal repayments on mortgage-backed securities, which were partially offset by $1.6 million in securities purchased during the year ended June 30, 2017.

The yield on our investment securities decreased to 1.68% for the year ended June 30, 2017, compared to 1.88% for the year ended June 30, 2016. At June 30, 2017, investment securities classified as available-for-sale and held-to-maturity consisted primarily of government-sponsored mortgage-backed securities.

Deferred Federal Income Taxes. Deferred federal income taxes increased $1.4 million, or 195.0%, to $2.1 million at June 30, 2017, from $713,000 at June 30, 2016. The increase was due primarily to a reversal of the remaining impairment valuation allowance that had been maintained on the deferred tax assets. Management evaluated the deferred tax asset, which is comprised substantially of net operating loss carryforwards, based primarily on a projection of future operating results, and concluded that the valuation allowance was no longer required at June 30, 2017.

Deposits. Deposits increased by $20.0 million, or 25.9%, to $97.2 million at June 30, 2017 compared to June 30, 2016. Our core deposits, which consist of all deposit account types except certificates of deposit, increased $21.4 million, or 57.9%, to $58.4 million at June 30, 2017 from $37.0 million at June 30, 2016. Certificates of deposit decreased $1.5 million, or 3.6%, to $38.8 million at June 30, 2017 from $40.2 million at June 30, 2016. During the year ended June 30, 2017, management continued its strategy of pursuing growth in demand accounts and other lower cost core deposits. Demand accounts were first offered by the Company during the year ended June 30, 2013 and totaled $41.5 million at June 30, 2017. Management intends to continue its efforts to increase core deposits, with a special emphasis on growth in consumer and business demand deposits.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances increased $2.9 million, or 11.6%, to $28.3 million at June 30, 2017 compared to June 30, 2016. Management has pursued a strategy of periodically increasing these advances, to take advantage of this low-cost source of funding during the low interest rate environment, for growth in the Company’s loans and investments. The aggregate cost of these advances was 1.55% at June 30, 2017, compared to the Company’s cost of deposits of 0.99% at June 30, 2017.

Shareholders’ Equity. Total shareholders’ equity increased $1.2 million, or 7.6%, to $17.3 million at June 30, 2017 compared to $16.1 million at June 30, 2016. The increase was primarily attributable to net income of $1.5 million for the year ended June 30, 2017, the effects of stock-based compensation totaling $192,000 and a $73,000 decrease in the accumulated other comprehensive loss, which were partially offset by dividends declared and paid during fiscal 2017 of $0.60 per share totaling $534,000.

Comparison of Results of Operations for the Year Ended June 30, 2017 and June 30, 2016

General. Our net income for the year ended June 30, 2017 was $1.5 million, an increase of $804,000, or 116.7%, compared to $689,000 for the year ended June 30, 2016. The increase in net income was primarily due to a $563,000 increase in net interest income, a $13,000 decrease in the provision for loan losses, a $99,000 increase in noninterest income and a $1.3 million federal income tax benefit, which were partially offset by a $455,000 increase in noninterest expenses.

Average Balance Sheets. The following table sets forth average balance sheets, average yields and costs, and certain other information for the years ended June 30, 2017 and 2016. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of net deferred costs, discounts and premiums that are accreted to interest income.

	For the Years Ended June 30,
	2017			2016

	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$111,145	$4,319	3.89%	$97,083	$3,712	3.82%
Investment securities	4,237	71	1.68%	5,215	98	1.88%
Other interest-earning assets (1)	7,927	118	1.49%	10,003	140	1.40%
Total interest-earning assets	123,309	4,508	3.66%	112,301	3,950	3.52%
Noninterest-earning assets	7,584			5,363
Allowance for loan losses	(1,637)			(1,620)
Total assets	$129,256			$116,044

Interest-bearing liabilities:
Demand accounts	$28,388	275	0.97%	$20,242	191	0.94%
Money market accounts	2,416	14	0.58%	2,760	15	0.54%
Savings accounts	14,972	84	0.56%	9,046	31	0.34%
Certificates of deposit	36,302	445	1.23%	43,114	640	1.48%
Total deposits	82,078	818	1.00%	75,162	877	1.17%
FHLB advances	26,967	383	1.42%	22,695	329	1.45%
Total interest-bearing liabilities	109,045	1,201	1.10%	97,857	1,206	1.23%
Noninterest-bearing liabilities	3,693			2,242
Total liabilities	112,738			100,099
Equity	16,518			15,945
Total liabilities and equity	$129,256			$116,044

Net interest income		$3,307			$2,744
Net interest rate spread (2)			2.56%			2.29%
Net interest-earning assets (3)	$14,264			$14,444
Net interest margin (4)			2.68%			2.44%
Average interest-earning assets to interest-bearing liabilities	113.08%			114.76%

(1)	Consists of stock in the FHLB and interest-bearing deposits in other banks.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Years Ended June 30,
	2017 vs. 2016
			Total
	Increase (decrease) due to		Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$546	$61	$607
Investment securities	(16)	(11)	(27)
Other interest-earning assets	(31)	9	(22)
Total interest-earning assets	499	59	558

Interest-bearing liabilities:
Interest-bearing demand	79	5	84
Money market accounts	(2)	1	(1)
Savings accounts	27	26	53
Certificates of deposit	(93)	(102)	(195)
Total deposits	11	(70)	(59)
Borrowings	61	(7)	54
Total interest-bearing liabilities	72	(77)	(5)

Change in net interest income	$427	$136	$563

	Years Ended June 30,
	2016 vs. 2015
			Total
	Increase (decrease) due to		Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$738	$(224)	$514
Investment securities	(22)	16	(6)
Other interest-earning assets	46	(26)	20
Total interest-earning assets	762	(234)	528

Interest-bearing liabilities:
Interest-bearing demand	139	9	148
Money market accounts	(1)	1	-
Savings accounts	-	11	11
Certificates of deposit	(6)	16	10
Total deposits	132	37	169
Borrowings	45	(10)	35
Total interest-bearing liabilities	177	27	204

Change in net interest income	$585	$(262)	$324

Interest Income. Interest income increased $558,000, or 14.1%, to $4.5 million for the year ended June 30, 2017 from $4.0 million for the year ended June 30, 2016. This increase was attributable to a $607,000 increase in interest on loans receivable, which was partially offset by a $27,000 decrease in interest on investment securities and a $22,000 decrease in interest on other interest-earning assets. The average balance of loans increased by $14.1 million, or 14.5%, during the year ended June 30, 2017 from the balance for the year ended June 30, 2016, while the average yield on loans increased by seven basis points to 3.89% for the year ended June 30, 2017 from 3.82% for the year ended June 30, 2016.

The average balance of investment securities decreased $978,000 to $4.2 million for the year ended June 30, 2017 from $5.2 million for the year ended June 30, 2016, while the average yield on investment securities decreased by 20 basis points to 1.68% for the year ended June 30, 2017 from 1.88% for the year ended June 30, 2016. Interest income on other interest-earning assets, including certificates of deposit in other financial institutions, decreased $22,000, or 15.7%, for the year ended June 30, 2017, due primarily to a $2.1 million decrease in the average balance, to $7.9 million for the year ended June 30, 2017, partially offset by a nine basis point increase in the yield, to 1.49% for the year ended June 30, 2017. The decrease in interest income on other interest-earning assets was due primarily to the expiration of the accretion period of a total $120,000 Bank Enterprise Award the Company received from the U.S. Government-sponsored Community Development Financial Institutions Fund (“CDFI”) based on certificates of deposit placed with qualifying financial institutions participating in the program. The award had been accreted into interest income over the remaining term of the certificates of deposit, and resulted in recognition of interest income totaling approximately $22,000 in fiscal 2017 compared to $39,000 in fiscal 2016.

Interest Expense. Total interest expense decreased $5,000, or 0.4%, to $1.2 million for the year ended June 30, 2017 compared to the year ended June 30, 2016. Interest expense on deposits decreased $59,000, or 6.7%, to $818,000 for the year ended June 30, 2017 from $877,000 for the year ended June 30, 2016. The decrease was primarily due to a decrease of 17 basis points in the average cost of interest-bearing deposits to 1.00% for the year ended June 30, 2017 from 1.17% for the year ended June 30, 2016, which was partially offset by an increase of $6.9 million, or 9.2%, in the average balance of interest-bearing deposits to $82.1 million for the year ended June 30, 2017. Interest expense on FHLB advances increased $54,000 to $383,000 for the year ended June 30, 2017 from $329,000 for the year ended June 30, 2016. The average balance of advances increased by $4.3 million, or 18.8%, to $27.0 million for the year ended June 30, 2017 compared to the year ended June 30, 2016, while the average cost of these advances decreased by three basis points to 1.42% from 1.45%. As noted above, management elected to increase outstanding advances as a source of lower-cost funding.

Net Interest Income. Net interest income increased $563,000, or 20.5%, to $3.3 million for the year ended June 30, 2017 compared to $2.7 million for the year ended June 30, 2016. The interest rate spread increased by 27 basis points to 2.56% for the year ended June 30, 2017. Our net interest margin increased to 2.68% for the year ended June 30, 2017 from 2.44% for the year ended June 30, 2016. The interest rate spread was impacted by a continuation of a low interest rate environment.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” we did not record a provision for loan losses during the year ended June 30, 2017, a decrease of $13,000 from the $13,000 provision recorded for the year ended June 30, 2016. The allowance for loan losses was $1.6 million, or 1.24% of total loans, at June 30, 2017, compared to $1.6 million, or 1.56% of total loans, at June 30, 2016. The decrease in the provision for loan losses in the year ended June 30, 2017, compared to the year ended June 30, 2016, was due primarily to a continuation of a trend of low balances of loan charge-offs, nonperforming loans and delinquent loans in the fiscal 2017 period. Total nonperforming loans were $856,000 at June 30, 2017, compared to $1.2 million at June 30, 2016. Classified loans declined to $1.2 million at June 30, 2017, compared to $1.5 million at June 30, 2016, and total loans past due greater than 30 days were $656,000 and $601,000 at those respective dates. Net recoveries totaled $5,000 for the year ended June 30, 2017, compared to net recoveries of $20,000 for the year ended June 30, 2016. As a percentage of nonperforming loans, the allowance for loan losses was 191.6% at June 30, 2017 compared to 135.2% at June 30, 2016. Management has continued a strategy focused on resolution of problem loans and a reduction of our volume of nonperforming loans. The provision for loan losses in the years ended June 30, 2017 and 2016 was attributable primarily to an analysis of estimated losses recognized on certain impaired loans as well as our overall growth in loans and the change in the loan product mix, as we continued our efforts to diversify the loan portfolio from its traditional focus on one- to four-family residential loans.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover probable incurred losses in the loan portfolio at June 30, 2017 and 2016. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income increased $99,000, or 26.2%, to $477,000 for the year ended June 30, 2017 from $378,000 for the year ended June 30, 2016. The increase was primarily due to an increase in gain on sale of loans of $127,000 partially offset by a decrease in gains on sale of foreclosed assets of $21,000. The increase in gains on sales of loans was due to a $3.4 million increase in the volume of loans sold, as the Company continued a program to sell certain fixed-rate loans in the secondary market.

Non-Interest Expense. Non-interest expense increased $455,000, or 14.5%, to $3.6 million for the year ended June 30, 2017 compared to $3.1 million for the year ended June 30, 2016. The increase was primarily attributable to a $312,000, or 17.6%, increase in salaries and employee benefits, a $69,000, or 29.9%, increase in occupancy and equipment, a $106,000, or 74.1%, increase in data processing, a $33,000, or 34.7%, increase in franchise taxes, which were partially offset by a $74,000, or 18.6%, decrease in professional services and a $37,000, or 47.4%, decrease in FDIC insurance premiums. The increase in salaries and employee benefits expense was due primarily to staffing increases, normal merit increases, bonus compensation, an increase in expense associated with the ESOP due to the increase in the fair value of the Company’s shares, and the expense of the new share-based compensation plan. Occupancy and equipment expense increased due primarily to expenses associated with the new branch location, which opened in September 2015, and expenses related to the new drive-through ATM/ITM facility, which opened in January 2017. Data processing expense increased due to the Company’s overall growth in loans and deposits over the year. Franchise taxes decreased due to a decrease in the franchise tax rate. Professional fees decreased as a result of nonrecurring costs incurred in fiscal 2016 associated with the Bank’s name change, the implementation of the new equity compensation plan and related special shareholders’ meeting held in April 2016.

Federal Income Taxes. We recorded a federal income tax benefit of $1.3 million in the year ended June 30, 2017, compared to a federal income tax benefit of $713,000 in the year ended June 30, 2016. The income tax benefit in fiscal 2017 represented a reversal of the remainder of the impairment valuation allowance on the Company’s deferred tax assets, while the benefit in fiscal 2016 represented a partial reversal of the impairment valuation allowance. Management evaluated the deferred tax asset in both years based primarily upon a projection of future operating results and determined that a reversal of the impairment valuation allowance was appropriate at June 30, 2017 and 2016.

SECURITIES

The following table sets forth the composition of our investment securities portfolio at the dates indicated, excluding stock of the FHLB-Cincinnati.

	At June 30,
	2017		2016
	Book	Fair	Book	Fair
	Value	Value	Value	Value
Available-for-sale Securities:
Municipal bonds	$100	$99	$-	$-
Mortgage-backed securities of U.S.
government sponsored entities -residential	3,929	3,925	3,445	3,465
	4,029	4,024	3,445	3,465
Held-to-maturity Securities:
Mortgage-backed securities	264	262	986	996

	$4,293	$4,286	$4,431	$4,461

At June 30, 2017, we had no investments in a single entity (other than United States government agency or sponsored securities) that had an aggregate book value in excess of 10% of our total shareholders’ equity.

Securities Portfolio Maturities and Yields. The composition and contractual maturities of the investment securities portfolio at June 30, 2017 are summarized in the following table. Note, however, that mortgage-backed securities are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan prepayments. In addition, under the structure of some of our CMOs, the short- and intermediate-tranche interests have repayment priority over the longer term tranches of the same underlying mortgage pool.

			Weighted-
	Amortized Cost	Fair Value	Average Yield
Available-for-sale Securities:
Municipal bonds
Due in three to five years	$100	$99	2.50%
Mortgage-backed securities
Due after five to ten years	2,214	2,209	1.54%
Due in more than ten years	1,715	1,716	2.08%
Total available for sale securities	$4,029	$4,024	1.87%

Held-to-maturity Securities:
Mortgage-backed securities
Due in more than ten years	$264	$262	2.91%

LOANS

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated.

	At June 30,
	2017		2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential
Owner occupied	$51,629	39.1%	$53,060	50.8%
Non-owner occupied	18,993	14.4%	12,234	11.7%
Multi-family	10,378	7.8%	9,076	8.7%
Commercial	30,882	23.4%	17,486	16.7%
Construction and land	16,436	12.4%	9,718	9.3%
Commercial	3,304	2.5%	2,397	2.3%
Consumer and other	589	0.4%	548	0.5%

Total loans	132,211	100.0%	104,519	100.0%

Less:
Net deferred loan costs	(72)		(60)
Undisbursed loans in process	9,123		2,998
Allowance for loan losses	1,640		1,635

Total loans receivable, net	$121,520		$99,946

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2017. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments.

	One- to Four-Family		Multi-family residential		Commercial Real Estate
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(Dollars in thousands)
Due During the Years Ending June 30,
2018	$1,350	4.07%	$-	-	$1,214	3.95%
2019	340	4.45%	-	-	491	4.17%
2020	38	5.80%	-	-	-	-
2021 to 2022	246	5.14%	2,976	3.50%	438	4.11%
2023 to 2027	13,509	3.33%	558	3.79%	4,392	3.87%
2028 to 2032	7,288	3.91%	2,647	3.83%	6,981	4.07%
2033 and beyond	47,851	3.94%	4,197	4.38%	17,366	4.26%

Total	$70,622	3.83%	$10,378	3.95%	$30,882	4.15%

	Construction		Commercial		Consumer and other		Total
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(Dollars in thousands)
Due During the Years Ending June 30,
2018	$1,649	4.15%	$1,945	3.90%	$235	4.00%	$6,393	4.01%
2019	-	-	90	5.12%	29	3.98%	950	4.35%
2020	-	-	81	4.50%	168	5.06%	287	5.00%
2021 to 2022	128	3.00%	45	5.25%	136	3.99%	3,969	3.69%
2023 to 2027	2,215	4.09%	1,143	4.49%	21	4.99%	21,838	3.59%
2028 to 2032	800	4.00%	-	-	-	-	17,716	3.96%
2033 and beyond	11,644	3.92%	-	-	-	-	81,058	4.03%

Total	$16,436	3.96%	$3,304	4.17%	$589	4.33%	$132,211	3.94%

Fixed and Adjustable-Rate Loan Schedule. The following table sets forth our fixed- and adjustable-rate loans at June 30, 2017 that are contractually due after June 30, 2018.

	Due after June 30, 2018
	Fixed	Adjustable	Total
	(In thousands)

Real estate loans:
One to four family residential	$28,415	$40,857	$69,272
Multi-family residential	2,132	8,246	10,378
Commercial	3,647	26,021	29,668
Construction	8,369	6,418	14,787
Commercial business	150	1,209	1,359
Consumer	354	-	354
Total	$43,067	$82,751	$125,818

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

Troubled Debt Restructurings. We occasionally modify loans to help a borrower stay current on his or her loan and to avoid foreclosure.  We consider modifications only after analyzing the borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. We generally do not forgive principal or interest on loans, but may do so if it is in our best interest and increases the likelihood that we can collect the remaining principal balance. We may modify the terms of loans to lower interest rates (which may be at below market rates), to provide for fixed interest rates on loans where fixed rates are otherwise not available, or to provide for interest-only terms. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and that is in our best interests. At June 30, 2017, we had 15 loans totaling $961,000 that were classified as troubled debt restructuring. Of these, 10 loans totaling $467,000 were included in our non-accrual loans at such date because they were either not performing in accordance with their modified terms or had been performing in accordance with their modified terms for less than six months since the date of restructuring.

For the years ended June 30, 2017 and 2016, interest income that would have been recorded had our non-accruing troubled debt restructurings been current in accordance with their original terms was $38,000 and $46,000, respectively. No interest income was recognized on such loans for the years ended June 30, 2017 and 2016.

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

Loans Delinquent For
	30-59 Days		60-89 Days		90 Days and Over		Totals
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
At June 30, 2017	(Dollars in thousands)
Real estate loans:
One- to four-family residential
Owner occupied	3	$219	3	$274	1	$14	7	$507
Non-owner occupied	-	-	-	-	-	-	-	-
Multi-family	-	-	-	-	-	-	-	-
Commercial	2	149	-	-	-	-	2	149
Construction	-	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-	-

Total	5	$368	3	$274	1	$14	9	$656

At June 30, 2016
Real estate loans:
One- to four-family residential
Owner occupied	2	$136	1	$86	-	$-	3	$222
Non-owner occupied	5	379	-	-	-	-	5	379
Multi-family	-	-	-	-	-	-	-	-
Commercial	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-	-
-
Total	7	$515	1	$86	-	$-	7	$601

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

The following table sets forth our amounts of classified assets, assets designated as special mention and total criticized assets (classified assets and loans designated as special mention) as of the date indicated. Amounts shown at June 30, 2017 and 2016, include approximately $843,000 and $1.2 million of nonaccrual loans, respectively. The related specific valuation allowance in the allowance for loan losses for such nonperforming loans was $33,000 and $188,000 at June 30, 2017 and 2016, respectively.

	At June 30,
	2017	2016
	(In thousands)
Classified assets:
Substandard loans	$1,176	$1,512
Doubtful loans	-	-
Loss loans	-	-
Real estate owned and other repossessed assets	-	-
Total classified assets	1,176	1,512
Special mention	-	-
Total criticized assets	$1,176	$1,512

The decrease in classified assets to $1.2 million at June 30, 2017 from $1.5 million at June 30, 2016, was primarily due to the continued enhanced review of our nonperforming assets by our senior management. At June 30, 2017, substandard assets consisted of $613,000 one- to four-family owner occupied real estate loans, $364,000 of one- to four-family non-owner occupied real estate loans, $103,000 of multi-family real estate loans and $96,000 of commercial real estate loans. At June 30, 2017, our largest classified loan relationship was $198,000 secured by a parcel of one- to four-family owner-occupied real estate.

Non-Performing Assets. Non-performing assets were $856,000, or 0.6% of total assets, at June 30, 2017 compared to $1.2 million, or 1.0% of total assets, at June 30, 2016. Management has continued to focus on collection and resolution of nonperforming assets, while enhanced stringent underwriting practices by our new management team, and a change in lending focus away from non-owner occupied residential loans and subprime loans, has resulted in higher quality loans comprising the growth in our loan portfolio. The largest components of non-performing loans were non-owner occupied residential loans and subprime residential loans originated prior to the change in management that occurred in 2012. At June 30, 2017, our largest non-performing loan relationship consisted of two parcels of one- to four-family non-owner occupied real estate and one parcel of one-to four-family owner occupied real estate in the amount of $166,000.

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

The following table sets forth information regarding our non-performing assets at the dates indicated.

	At June 30,
	2017	2016
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One- to four-family residential:
Owner occupied	$422	$568
Non-owner occupied	331	641
Multi-family	103	-
Commercial	-	-
Construction	-	-
Commercial business	-	-
Consumer	-	-
Total non-accrual loans	856	1,209

Accruing loans 90 days or more past due	-	-

Total nonperforming loans	856	1,209

Real estate owned:
One- to four-family residential owner occupied	-	-
Total nonperforming assets	$856	$1,209

Troubled debt restructurings:
Real estate loans:
One- to four-family residential:
Owner occupied	645	791
Non-owner occupied	180	202
Multi-family	-	-
Commercial	136	145
Construction	-	-
Commercial business	-	-
Consumer	-	-
Total troubled debt restructured loans	$961	$1,138

Total non-performing loans and troubled debt restructurings (1)	$1,350	$1,808

Ratios:
Non-performing loans to total loans	0.65%	1.16%
Non-performing assets to total assets	0.60%	1.02%
Non-performing assets and troubled debt restructurings to total assets	0.94%	1.72%

(1)	Net of loans that are included in both nonaccrual status and troubled debt restructurings of $467,000 and $539,000 at June 30, 2017 and 2016, respectively.

For the years ended June 30, 2017 and 2016, interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $65,000 and $73,000, respectively. No interest income was recognized on such loans for the years ended June 30, 2017 and 2016.

Non-performing owner occupied one- to four-family residential real estate loans totaled $422,000 at June 30, 2017 and consisted of eight loans, the largest of which totaled $84,000. Non-performing non-owner occupied one- to four-family real estate loans totaled $331,000 at June 30, 2017 and consisted of six loans.

At June 30, 2017, our three largest non-performing loan relationships were loans totaling $199,000 (secured by non-owner-occupied and multi-family real estate), $100,000 (secured by non-owner-occupied real estate) and $84,000 (secured by owner-occupied real estate).

Other Loans of Concern. There were no other loans at June 30, 2017 that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

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

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the years ended June 30, 2017 and 2016.

	At or For the Year Ended
	June 30,
	2017	2016
	(Dollars in thousands)

Balance at beginning of year	$1,635	$1,602

Charge-offs:
Real estate loans:
One- to four-family residential:
Owner occupied	-	-
Non-owner occupied	-	-
Multi-family	-	-
Commercial	-	-
Construction	-	-
Commercial business	-	-
Consumer	(4)	-
Total charge-offs	(4)	-

Recoveries:
Real estate loans:
One- to four-family residential:
Owner occupied	4	14
Non-owner occupied	-	-
Multi-family	-	-
Commercial	-	-
Construction	-	-
Commercial business	-	-
Consumer	5	6
Total recoveries	9	20

Net (charge-offs) recoveries	5	20

Provision for loan losses	-	13

Balance at end of year	$1,640	$1,635

Ratios:
Net charge-offs (recoveries) to average loans outstanding	(0.00)%	(0.02)%
Allowance for loan losses to non-performing loans at end of year	191.59%	135.24%
Allowance for loan losses to total loans at end of year	1.24%	1.56%

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

	At June 30,
	2017			2016
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$1,138	69.4%	53.4%	$1,313	80.3%	62.5%
Multi-family	27	1.6%	7.8%	39	2.4%	8.7%
Commercial	359	21.9%	23.4%	167	10.2%	16.7%
Construction	116	7.1%	12.4%	116	7.1%	9.3%
Commercial	-	-	2.5%	-	-	2.3%
Consumer and other	-	-	0.4%	-	-	0.5%
Total allocated allowance	1,640	100.0%	100.0%	1,635	100.0%	100.0%
Unallocated allowance	-	-	-	-	-	-
Total allowance for loan losses	$1,640	100.0%	100.0%	$1,635	100.0%	100.0%

At June 30, 2017, our allowance for loan losses represented 1.24% of total loans and 191.59% of non-performing loans and at June 30, 2016, our allowance for loan losses represented 1.56% of total loans and 135.24% of non-performing loans. There were $5,000 and $20,000 in net loan recoveries during the years ended June 30, 2017 and 2016, respectively.

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

Over the last several years, we have expanded and improved the products and services we offer our retail and business deposit customers and have improved our infrastructure for electronic banking services. We began offering both personal and business checking accounts in May 2013. Since May 2013, we have provided our customers with free access to the ATM network of a larger regional bank with numerous offices throughout our market area and beyond. In May 2013, we substantially upgraded our capabilities and commenced offering online banking services, including bill pay, remote deposit capture, eStatements and debit cards. We have enhanced online banking services, particularly for our business customers, in 2014, including merchant capture, online cash management tools, ACH, wire transfer capabilities, mobile banking and night drop services. The deposit infrastructure we have established can accommodate significant increases in retail and business deposit accounts without significant additional capital expenditure.

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

Our deposits are primarily obtained from areas surrounding our main office, and therefore deposit generation is significantly influenced by general and local economic conditions, changes in prevailing interest rates, internal pricing decisions and competition in our market area, which includes numerous financial institutions of varying sizes offering a wide range of products and services. Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits has been and will continue to be significantly affected by market conditions, including competition and prevailing interest rates. At June 30, 2017, $38.8 million, or 39.8%, of our total deposit accounts were certificates of deposit, of which $27.6 million had maturities of one year or less.

The following table sets forth the distribution of our average total deposit accounts, by account type, for the years ended June 30, 2017 and 2016.

	For the Years Ended June 30,
	2017			2016
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Non-interest bearing demand	$3,167	3.7%	0.00%	$2,102	2.7%	0.00%
Interest bearing demand	28,388	33.3%	0.97%	20,242	26.2%	0.94%
Savings	14,972	17.6%	0.56%	9,046	11.7%	0.34%
Money market	2,416	2.8%	0.58%	2,760	3.6%	0.54%
Certificates of deposit	36,302	42.6%	1.23%	43,114	55.8%	1.48%

	$85,245	100.0%	0.96%	$77,264	100.0%	1.03%

The following table sets forth our deposit activities for the years ended June 30, 2017 and 2016.

	At or for the years ended
	June 30,
	2017	2016
	(In thousands)
Beginning balance	$77,214	$68,352
Net deposits before interest credited	19,165	7,985
Interest credited	818	877
Net increase in deposits	19,983	8,862
Ending balance	$97,197	$77,214

The following table sets forth certificates of deposit classified by interest rate as of June 30, 2017 and 2016.

	At June 30,
	2017	2016
	(In thousands)
Interest Rate:

Less than 1%	$9,061	$9,778
1.00% - 1.99%	27,836	22,082
2.00% - 2.99%	1,856	8,137
3.00% - 3.99%	-	207
4.00% - 4.99%	-	-
5.00% - 5.99%	-	-

Total	$38,753	$40,204

Maturities of Certificates of Deposit Accounts. The following table sets forth the amount and maturities of certificate of deposit accounts at June 30, 2017.

	At June 30, 2017
	Period to Maturity
	Less than or Equal to One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years	Total	Percentage of Total
	(Dollars in thousands)
Interest Rate Range:
Less than or equal to 1.00%	$7,082	$1,607	$371	$-	$9,060	23.4%
1.00% - 1.99%	20,549	4,312	897	2,079	27,837	71.8%
2.00% - 2.99%	-	1,506	217	133	1,856	4.8%
3.00% - 3.99%	-	-	-	-	-	0.0%
4.00% - 4.99%	-	-	-	-	-	-
5.00% - 5.99%	-	-	-	-	-	-

Total	$27,631	$7,425	$1,485	$2,212	$38,753	100.00%

As of June 30, 2017, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $19.3 million. At June 30, 2017 and 2016, time deposits in denominations of $250,000 or more were $5.8 million and $5.0 million, respectively.

The following table sets forth the maturity of certificates in amounts of $100,000 or more as of June 30, 2017.

At
June 30, 2017
(In thousands)

Three months or less	$844
Over three months through six months	1,376
Over six months through one year	11,236
Over one year to three years	5,203
Over three years	628

Total	$19,287

Borrowings. We may obtain advances from the FHLB-Cincinnati upon the security of our capital stock in the FHLB-Cincinnati and certain of our mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to reprice than our deposits, they can change our interest rate risk profile. During the past several years, we have increased our balance of FHLB-Cincinnati advances, and have used laddered terms to maturity of between 15 to 20 years and fixed rates. See Note 7 to the Financial Statements for information on the maturity of our FHLB-Cincinnati advances. At June 30, 2017, we had $28.3 million in outstanding advances from the FHLB-Cincinnati. At June 30, 2017, based on available collateral and our ownership of FHLB stock, and based upon our internal policy, we had access to additional FHLB-Cincinnati advances of up to $24.2 million, including $10.0 million on a line of credit with the FHLB-Cincinnati.

The following table sets forth information concerning balances and interest rates on our FHLB-Cincinnati advances at the dates and for the periods indicated. We did not have any borrowings other than FHLB-Cincinnati advances at or during the years ended June 30, 2017 and 2016.

	At or For the Years Ended June 30,
	2017	2016
	(Dollars in thousands)

Balance at end of year	$28,255	$25,319
Average balance during year	$26,967	$22,695
Maximum outstanding at any month end	$29,365	$25,319
Weighted average interest rate at end of year	1.55%	1.39%
Average interest rate during year	1.42%	1.45%

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities and calls of securities. We also have the ability to borrow from the FHLB-Cincinnati. At June 30, 2017, based on available collateral and our ownership of FHLB stock, and based upon our internal policy, we had access to additional FHLB-Cincinnati advances of up to $24.2 million, including $10.0 million on a line of credit with the FHLB-Cincinnati. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments including interest-bearing demand deposits. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments.

At June 30, 2017, we exceeded all of our regulatory capital requirements. In addition, at June 30, 2017, the Bank exceeded all capital requirements to be deemed well-capitalized under the prompt corrective action regulations. See “Note 9: Regulatory Matters” to the Financial Statements for requirements and actual capital amounts.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At June 30, 2017, we had outstanding commitments to originate loans of $21.7 million, including undisbursed funds on construction loans and funds available on undrawn lines of credit. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2017 totaled $27.6 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

The table below sets forth, as of June 30, 2017, the estimated changes in the EVE that would result from the designated changes in the United States Treasury yield curve under an instantaneous parallel shift for the Bank. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

June 30, 2017
				EVE as a Percentage of Economic
		Estimated Increase (Decrease) in		Value of Assets (3)
Change in Interest		EVE		EVE	Increase
Rates (basis points) (1)	Estimated EVE (2)	Amount	Percent	Ratio	(Decrease)
(Dollars in thousands)

+300	$15,420	$(1,028)	(6)%	11.6%	—%
+200	15,567	(881)	(5)	11.5%	(0.1)
+100	15,896	(552)	(3)	11.7%	0.1
—	16,448	—	—	11.6%	—
-100	17,666	1,218	7	12.1%	0.5

(1)	Assumes instantaneous parallel changes in interest rates.

(2)	EVE or Economic Value of Equity at Risk measures the Bank’s exposure to equity due to changes in a forecast interest rate environment.

(3)	EVE Ratio represents Economic Value of Equity divided by the economic value of assets, which should translate into built-in stability for future earnings.

The table above indicates that at June 30, 2017, in the event of an instantaneous parallel 100 basis point decrease in interest rates, we would experience a 7% increase in EVE. In the event of an instantaneous 100 basis point increase in interest rates, we would experience a 3% decrease in EVE.

The table below sets forth, as of June 30, 2017, the estimated changes in net interest income over the next twelve months that would result for the Bank from the designated changes in the United States Treasury yield curve under an instantaneous parallel shift. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. The calculated changes assume an immediate shock of the static yield curve.

	Net Interest Income	Year 1 Change
Rate shift (1)	Year 1 Forecast	From Level
	(In thousands)
+400	$4,168	13.9%
+300	4,042	10.4%
+200	3,915	7.0%
+100	3,788	3.5%
Level	3,660	—
-100	3,869	5.7%

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

June 30, 2017 and 2016

MW Bancorp, Inc.

June 30, 2017 and 2016

68

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

MW Bancorp, Inc. and Subsidiary

Cincinnati, Ohio

We have audited the accompanying consolidated balance sheets of MW Bancorp, Inc. and Subsidiary (the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income (loss), changes in shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MW Bancorp, Inc. and Subsidiary as of June 30, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis Decosimo, LLC

Greenville, South Carolina

September 20, 2017

www.elliottdavis.com

MW Bancorp, Inc.

Consolidated Balance Sheets

June 30, 2016 and 2015

(In thousands, except share data)

	June 30,
	2017	2016
Assets

Cash and due from banks	$458	$258
Interest-bearing demand deposits	7,410	3,414

Cash and cash equivalents	7,868	3,672

Interest-bearing deposits in other financial institutions	100	2,100
Available-for-sale securities	4,024	3,465
Held-to-maturity securities (fair value of $262 and $996
at June 30, 2017 and 2016, respectively)	264	986
Loans held for sale	-	1,763
Loans, net of allowance for loan losses of $1,640 and $1,635	121,520	99,946
Premises and equipment, net	1,905	1,158
Federal Home Loan Bank stock, at cost	1,203	1,192
Accrued interest receivable	399	292
Bank owned life insurance	3,562	3,469
Other assets	297	251
Deferred federal income taxes	2,103	713

Total assets	$143,245	$119,007

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand and money market	$41,545	$27,736
Savings	16,899	9,274
Time	38,753	40,204

Total deposits	97,197	77,214

Federal Home Loan Bank advances	28,255	25,319
Other liabilities	445	350

Total liabilities	125,897	102,883

Commitments and Contingent Liabilities (Note 13)

Shareholders' Equity
Preferred stock - authorized 1,000,000 shares, $0.01 par value, none issued	-	-
Common stock - authorized 30,000,000 shares, $0.01 par value, 910,709 and 904,973 shares issued in 2017 and 2016, respectively	9	9
Additional paid-in-capital	8,022	7,835
Shares acquired by ESOP	(627)	(666)
Unearned compensation - restricted stock awards	(463)	(429)
Retained earnings	10,715	9,756
Accumulated other comprehensive loss	(6)	(79)
Treasury stock, 20,000 shares	(302)	(302)

Total shareholders' equity	17,348	16,124

Total liabilities and shareholders' equity	$143,245	$119,007

See Notes to Consolidated Financial Statements

MW Bancorp, Inc.

Consolidated Statements of Income

Years Ended June 30, 2017 and 2016

(In thousands, except share data)

	Years Ended June 30,
	2017	2016
Interest Income
Loans, including fees	$4,319	$3,712
Investment securities	71	98
Interest-bearing deposits	118	140

Total interest income	4,508	3,950

Interest Expense
Deposits	818	877
Federal Home Loan Bank advances	383	329

Total interest expense	1,201	1,206

Net Interest Income	3,307	2,744

Provision for Loan Losses	-	13

Net Interest Income After Provision for Loan Losses	3,307	2,731

Noninterest Income
Gain on sale of loans	346	219
Gain on sale of foreclosed assets, net	-	21
Gain on investment securities transactions	-	1
Income from Bank owned life insurance	93	94
Other	38	43

Total noninterest income	477	378

Noninterest Expense
Salaries and employee benefits	2,089	1,777
Occupancy and equipment	300	231
Data processing	249	143
Franchise taxes	128	95
FDIC insurance premiums	41	78
Professional services	324	398
Advertising	69	56
Office supplies	55	51
Business entertainment	57	49
Other	276	255

Total noninterest expense	3,588	3,133

Income (Loss) Before Federal Income Tax Benefit	196	(24)

Federal Income Tax Benefit	(1,297)	(713)

Net Income	$1,493	$689

Basic earnings per share	$1.81	$0.86
Diluted earnings per share	$1.77	$0.85

Weighted-average shares outstanding
Basic	823,284	804,698
Diluted	841,769	808,192

See Notes to Consolidated Financial Statements

MW Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss)

Years Ended June 30, 2017 and 2016

(In thousands)

	Years Ended June 30,
	2017	2016

Net income	$1,493	$689

Other comprehensive income:
Unrealized holding gains (losses) on securities available for sale	(25)	7

Reclassification adjustment for gains realized in net income	-	(1)

Reversal of tax effect on unrealized gains and losses recognized during periods of deferred tax asset impairment	87	-

Amortization of net unrealized holding loss on held-to-maturity securities	8	6

Net unrealized gains	70	12
Tax effect	3	-
Total other comprehensive income	73	12

Comprehensive income	$1,566	$701

See Notes to Consolidated Financial Statements

MW Bancorp, Inc.

Consolidated Statements of Shareholders’ Equity

Years Ended June 30, 2017 and 2016

(In thousands, except share data)

				Unearned		Accumulated
		Additional	Shares	Compensation-		Other		Total
	Common	Paid-in	Acquired	Restricted	Retained	Comprehensive	Treasury	Shareholders'
	Stock	Capital	by ESOP	Stock Awards	Earnings	Income (Loss)	Stock	Equity

Balance at July 1, 2015	$9	$7,386	$(701)	$-	$9,067	$(91)	$-	$15,670

Net income	-	-	-	-	689	-	-	689

Amortization of ESOP	-	14	35	-	-	-	-	49

Compensation expense related to stock options	-	6	-	-	-	-	-	6

Purchase of treasury shares	-	-	-	-	-	-	(302)	(302)

Issuance of restricted stock awards	-	429	-	(429)	-	-	-	-

Other comprehensive income	-	-	-		-	12	-	12

Balance at June 30, 2016	9	7,835	(666)	(429)	9,756	(79)	(302)	16,124

Net income	-	-	-	-	1,493	-	-	1,493

Amortization of ESOP	-	14	39	-	-	-	-	53

Compensation expense related to stock options	-	58	-	-	-	-	-	58

Issuance of restricted stock awards	-	106		(106)	-	-	-	-

Distribution of restricted shares	-	9	-	72	-	-	-	81

Dividends paid, $0.60 per share	-	-	-	-	(534)	-	-	(534)

Other comprehensive income	-	-	-	-	-	73	-	73

Balance at June 30, 2017	$9	$8,022	$(627)	$(463)	$10,715	$(6)	$(302)	$17,348

See Notes to Consolidated Financial Statements

MW Bancorp, Inc.

Consolidated Statements of Cash Flows

Years Ended June 30, 2017 and 2016

(In thousands)

	Years Ended June 30,
	2017	2016
Cash Flows from Operating Activities
Net income	$1,493	$689
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	158	114
Amortization of premiums and discounts on securities, net	54	57
Amortization of deferred loan origination costs, net	42	14
Provision for loan losses	-	13
Gain on securities transactions	-	(1)
Gain on sale of loans	(346)	(219)
Proceeds from sales of loans	16,147	6,881
Loans originated for sale	(14,150)	(10,296)
Gain on sale of foreclosed real estate	-	(21)
Increase in cash surrender value of life insurance	(93)	(94)
Compensation expense related to stock options	58	6
Compensation expense related to restricted stock	81	-
Amortization of ESOP	53	49
Changes in:
Accrued interest receivable	(107)	(47)
Prepaid expenses and other assets	66	(70)
Other liabilities	95	(97)
Deferred federal income taxes	(1,297)	(713)

Net cash from operating activities	2,254	(3,735)

Cash Flows from Investing Activities
Net change in interest-bearing deposits in other financial institutions	2,000	1,000
Purchases of available-for-sale securities	(1,629)	(494)
Proceeds from maturities of available-for-sale securities	-	500
Principal repayments from mortgage-backed securities available-for-sale	991	782
Principal repayments from mortgage-backed securities held to maturity	727	563
Proceeds from sale of jumbo mortgage loans	-	5,773
Net change in loans	(21,616)	(15,048)
Purchase of premises and equipment	(905)	(950)
Proceeds from sale of foreclosed assets	-	125
Purchase of Federal Home Loan Bank stock	(11)	(28)

Net cash from investing activities	(20,443)	(7,777)

Cash Flows from Financing Activities
Net change in deposits	19,983	8,862
Proceeds from Federal Home Loan Bank advances	19,000	5,500
Repayment of Federal Home Loan Bank advances	(16,064)	(2,541)
Dividends paid	(534)	-
Purchase of treasury stock	-	(302)

Net cash from financing activities	22,385	11,519

Net Change in Cash and Cash Equivalents	4,196	7

Beginning Cash and Cash Equivalents	3,672	3,665

Ending Cash and Cash Equivalents	$7,868	$3,672

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest on deposits and borrowings	$1,191	$1,196

See Notes to Consolidated Financial Statements

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2017 and 2016

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

The Bank conducts a general banking business in southwestern Ohio which primarily consists of attracting deposits from the general public and applying those funds to the origination of loans for residential, consumer and nonresidential purposes. The Bank’s profitability is significantly dependent on its net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) and the interest expense paid on interest-bearing liabilities (i.e. deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest bearing-liabilities and the interest received or paid on those balances. The level of interest rates paid or received by the Bank can be significantly influenced by a number of environmental factors, such as governmental monetary policy, that are outside management’s control.

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

Years Ended June 30, 2017 and 2016

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

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

For equity securities, when the Company has decided to sell an impaired available-for-sale security and the Company does not expect the fair value of the security to fully recover before the expected time of sale, the security is deemed other-than-temporarily impaired in the period in which the decision to sell is made. The Company recognizes an impairment loss when the impairment is deemed other-than-temporary even if a decision to sell has not been made.

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

Years Ended June 30, 2017 and 2016

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

Years Ended June 30, 2017 and 2016

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

Commercial and commercial real estate loan relationships over $250,000 and the loans related to them, when deemed impaired, are individually evaluated for impairment measurement. If a loan is impaired with a potential loss identified, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the net realizable value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

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

Years Ended June 30, 2017 and 2016

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

Years Ended June 30, 2017 and 2016

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

With a few exceptions, the Company is no longer subject to tax examinations by tax authorities for fiscal years before 2014. As of June 30, 2017, the Company had no material uncertain tax positions. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

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

Treasury Stock

Common shares repurchased are recorded at cost.

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2017 and 2016

Stock Options and Restricted Stock Awards

The Company has a share-based compensation plan, which is more fully described in Note 11.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Earnings Per Share

Basic earnings per share excludes dilution and is calculated by dividing net income applicable to common stock by the weighted-average number of shares of common stock outstanding during the year, less unallocated Employee Stock Ownership Plan (“ESOP”) shares. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding if all potentially dilutive common stock equivalents were issued during the year, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and restricted stock awards and are determined using the treasury stock method.

Unallocated common shares held by the Company’s ESOP are shown as a reduction in stockholders’ equity and are excluded from weighted-average common shares outstanding for both basic and diluted earnings per share calculations until they are committed to be released.

Reclassifications

Certain reclassifications have been made to the 2016 financial statements to conform to the 2017 financial statement presentation. These reclassifications had no effect on the results of operations.

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2017 and 2016

Note 2:	Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale Securities:
June 30, 2017
Municipal bonds	$100	$-	$(1)	$99
Mortgage-backed securities of U.S. government sponsored entities - residential	3,929	12	(16)	3,925

	$4,029	$12	$(17)	$4,024

June 30, 2016
Mortgage-backed securities of U.S.government sponsored entities -residential	$3,445	$36	$(16)	$3,465

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Held-to-maturity Securities:
June 30, 2017
Mortgage-backed securities	$264	$-	$(2)	$262

June 30, 2016
Mortgage-backed securities	$986	$11	$(1)	$996

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2017 and 2016

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at June 30, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	June 30, 2017
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Municipal bonds Due in three-to-five years	$100	$99	$-	$-
Mortgage-backed securities of U.S.government sponsored entities -residential	3,929	3,925	264	262

	$4,029	$4,024	$264	$262

There were no sales of securities during the years ended June 30, 2017 and 2016.

The Company has pledged securities with a carrying value of $1.0 million and $1.4 million to secure commercial deposits in excess of the FDIC insurance limit as of June 30, 2017 and 2016, respectively.

At June 30, 2017 and 2016, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of the Company’s equity.

On August 1, 2013, the Company reclassified its collateralized mortgage obligation portfolio to held-to-maturity from available-for-sale because management intended to hold these securities to maturity. The securities had a total amortized cost of $2.925 million and a corresponding fair value of $2.894 million; therefore, the gross unrealized loss on these securities at the date of transfer was $31,000. The unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive loss and is being amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the remaining holding loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the losses for securities transferred from available-for-sale to held-to-maturity was $4,000 at June 30, 2017.

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2017 and 2016

The following tables show the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2017 and 2016:

	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
June 30, 2017
Available-for-sale Securities:
Municipal bonds	$99	$(1)	$-	$-	$99	$(1)

Mortgage-backed securities of U.S. sponsored entities -residential	466	(3)	926	(13)	1,392	(16)

Held-to-maturity Securities:
Mortgage-backed securities -of U.S. sponsored entities -residential	-	-	262	(2)	262	(2)

	$565	$(4)	$1,188	$(15)	$1,753	$(19)
June 30, 2016
Available-for-sale Securities:
Mortgage-backed securities of U.S. sponsored entities -residential	$740	$(9)	$486	$(7)	$1,226	$(16)

Held-to-maturity Securities:
Mortgage-backed securities -of U.S. sponsored entities -residential	-	-	256	(1)	256	(1)

	$740	$(9)	$742	$(8)	$1,482	$(17)

Other-than-temporary Impairment

At June 30, 2017 and 2016, all of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2017 and 2016.

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2017 and 2016

Note 3:	Loans and Allowance for Loan Losses

Loans at June 30, 2017 and 2016 include:

	2017	2016
	(In thousands)
Real estate loans
One- to four-family residential	$70,622	$65,294
Multi-family residential	10,378	9,076
Commercial	30,882	17,486
Construction	16,436	9,718
Commercial loans	3,304	2,397
Consumer and other	589	548

Total loans	132,211	104,519

Less:
Net deferred loan fees (costs)	(72)	(60)
Undisbursed loans in process	9,123	2,998
Allowance for loan losses	1,640	1,635

Net loans	$121,520	$99,946

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

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2017 and 2016

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

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2017 and 2016

The following tables present by portfolio segment, the activity in the allowance for loan losses for the years ended June 30, 2017 and 2016, and the recorded investment in loans and impairment method as of June 30, 2017 and 2016:

	June 30, 2017
	1-4 Family	1-4 Family
	Owner	Non-Owner	Multi-
	Occupied	Occupied	family	Commercial	Construction	Consumer	Total
	(In thousands)
Allowance for loan losses:
Balance, July 1, 2016	$1,004	$309	$39	$167	$116	$-	$1,635
Provision for loan losses	(196)	17	(12)	192	-	(1)	-
Charge-offs	-	-	-	-	-	(4)	(4)
Recoveries	4	-	-	-	-	5	9

Balance, June 30, 2017	$812	$326	$27	$359	$116	$-	$1,640

Allowance for loan losses:
Ending balance, individually evaluated for impairment	$20	$13	$-	$-	$-	$-	$33

Ending balance, collectively evaluated for impairment	$792	$313	$27	$359	$116	$-	$1,607

Loans:
Ending balance	$51,629	$18,993	$10,378	$34,186	$16,436	$589	$132,211

Ending balance; individually evaluated for impairment	$977	$331	$103	$137	$-	$-	$1,548

Ending balance; collectively evaluated for impairment	$50,652	$18,662	$10,275	$34,049	$16,436	$589	$130,663

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2017 and 2016

	June 30, 2016
	1-4 Family	1-4 Family
	Owner	Non-Owner	Multi-
	Occupied	Occupied	family	Commercial	Construction	Consumer	Total
	(In thousands)

Allowance for loan losses:
Balance, July 1, 2015	$1,130	$287	$3	$124	$58	$-	$1,602
Provision for loan losses	(140)	22	36	43	58	(6)	13
Charge-offs	-	-	-	-	-	-	-
Recoveries	14	-	-	-	-	6	20

Balance, June 30, 2016	$1,004	$309	$39	$167	$116	$-	$1,635

Allowance for loan losses:
Ending balance, individually evaluated for impairment	$89	$99	$-	$-	$-	$-	$188

Ending balance, collectively evaluated for impairment	$915	$210	$39	$167	$116	$-	$1,447

Loans:
Ending balance	$53,060	$12,234	$9,076	$19,883	$9,718	$548	$104,519

Ending balance; individually evaluated for impairment	$1,047	$641	$-	$145	$-	$-	$1,833

Ending balance; collectively evaluated for impairment	$52,013	$11,593	$9,076	$19,738	$9,718	$548	$102,686

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2017 and 2016

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

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2017 and 2016

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of June 30, 2017 and 2016:

	June 30, 2017
	1-4 Family	1-4 Family
	Owner	Non-Owner	Multi-
	Occupied	Occupied	family	Commercial	Construction	Consumer	Total
	(In thousands)
Pass	$51,016	$18,629	$10,275	$34,090	$16,436	$589	$131,035
Special mention	-	-	-	-	-	-	-
Substandard	613	364	103	96	-	-	1,176
Doubtful	-	-	-	-	-	-	-

Total	$51,629	$18,993	$10,378	$34,186	$16,436	$589	$132,211

	June 30, 2016
	1-4 Family	1-4 Family
	Owner	Non-Owner	Multi-
	Occupied	Occupied	family	Commercial	Construction	Consumer	Total
	(In thousands)
Pass	$52,224	$11,558	$9,076	$19,883	$9,718	$548	$103,007
Special mention	-	-	-	-	-	-	-
Substandard	836	676	-	-	-	-	1,512
Doubtful	-	-	-	-	-	-	-

Total	$53,060	$12,234	$9,076	$19,883	$9,718	$548	$104,519

The Company has a portfolio of loans designated as subprime, defined as those loans made to borrowers with a credit score below 660. These loans are primarily secured by 1-4 family real estate, including both owner-occupied and non-owner occupied properties. Subprime loans totaled $7.3 million and $6.5 million at June 30, 2017 and 2016, respectively.

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the past fiscal year.

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2017 and 2016

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of June 30, 2017 and 2016:

	June 30, 2017
							Total Loans >
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
	(In thousands)

1-4 family owner-occupied	$219	$274	$14	$507	$51,122	$51,629	$13
1-4 family non-owner occupied	-	-	-	-	18,993	18,993	-
Multi-family residential	-	-	-	-	10,378	10,378	-
Commercial	149	-	-	149	34,037	34,186	-
Construction	-	-	-	-	16,436	16,436	-
Consumer and other	-	-	-	-	589	589	-

Total	$368	$274	$14	$656	$131,555	$132,211	$13

	June 30, 2016
							Total Loans >
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
	(In thousands)

1-4 family owner-occupied	$136	$86	$-	$222	$52,838	$53,060	$-
1-4 family non-owner occupied	379	-	-	379	11,855	12,234	-
Multi-family residential	-	-	-	-	9,076	9,076	-
Commercial	-	-	-	-	19,883	19,883	-
Construction	-	-	-	-	9,718	9,718	-
Consumer and other	-	-	-	-	548	548	-

Total	$515	$86	$-	$601	$103,918	$104,519	$-

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

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2017 and 2016

The following tables present impaired loans as of and for the years ended June 30, 2017 and 2016:

	As of and for the year ended June 30, 2017
		Unpaid	Allowance for Loan	Average	Interest
	Recorded Investment	Principal Balance	Losses Allocated	Recorded Investment	Income Recognized
	(In thousands)
Loans with no related allowance recorded:
1-4 family owner-occupied	$589	$805	$-	$618	$20
1-4 family non-owner occupied	202	243	-	211	-
Multi-family residential	103	108	-	107	-
Commercial	137	152	-	141	11
Construction	-	-	-	-	-
Consumer and other	-	-	-	-	-

Loans with an allowance recorded:
1-4 family owner-occupied	388	439	20	398	-
1-4 family non-owner occupied	129	175	13	136	-
Multi-family residential	-	-	-	-	-
Commercial	-	-	-	-	-
Construction	-	-	-	-	-
Consumer and other	-	-	-	-	-

Totals	$1,548	$1,922	$33	$1,611	$31

	As of and for the year ended June 30, 2016
		Unpaid	Allowance for Loan	Average	Interest
	Recorded Investment	Principal Balance	Losses Allocated	Recorded Investment	Income Recognized
	(In thousands)
Loans with no related allowance recorded:
1-4 family owner-occupied	$682	$881	$-	$712	$17
1-4 family non-owner occupied	182	213	-	189	-
Multi-family residential	-	-	-	-	-
Commercial	145	160	-	149	11
Construction	-	-	-	-	-
Consumer and other	-	-	-	-	-

Loans with an allowance recorded:
1-4 family owner-occupied	365	451	89	383	-
1-4 family non-owner occupied	459	496	99	462	-
Multi-family residential	-	-	-	-	-
Commercial	-	-	-	-	-
Construction	-	-	-	-	-
Consumer and other	-	-	-	-	-

Totals	$1,833	$2,201	$188	$1,895	$28

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2017 and 2016

The recorded investment in loans excludes accrued interest receivable and net loan origination fees and costs, due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs.

Interest income recognized on a cash basis was not materially different than interest income recognized.

The following table presents the Company’s nonaccrual loans at June 30, 2017 and 2016. The table excludes performing troubled debt restructurings.

	2017	2016
	(In thousands)

1-4 family owner-occupied	$422	$568
1-4 family non-owner occupied	331	641
Multi-family residential	103	-
Commercial	-	-
Construction	-	-
Consumer and other	-	-

Total nonaccrual	$856	$1,209

At June 30, 2017 and 2016, the Company had certain loans that were modified in troubled debt restructurings and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan. The Company had loans modified in a troubled debt restructuring totaling $961,000 and $1.1 million at June 30, 2017 and 2016, respectively. Troubled debt restructured loans had specific allowances totaling $28,000 and $58,000 at June 30, 2017 and 2016, respectively. At June 30, 2017, performing troubled debt restructured loans totaled $494,000 while those on nonaccrual totaled $467,000. At June 30, 2016, performing troubled debt restructured loans totaled $544,000 while those on nonaccrual totaled $539,000. The Company had no commitments to lend additional funds on troubled debt restructured loans at June 30, 2017 and 2016. The Company had no loans modified under a troubled debt restructuring during the years ended June 30, 2017 and 2016.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

During the years ended June 30, 2017 and 2016, the Company originated for sale and sold $14.2 million and $6.8 million, respectively, of mortgage loans, realizing a gain on sale of $346,000 and $162,000 in those respective years. In addition, the Company sold certain jumbo mortgage loans totaling $5.7 million to another financial institution the year ended June 30, 2016, realizing a gain on sale of $57,000. Loans are sold on a servicing retained and servicing released basis. The Company had loans held for sale totaling $1.8 million at June 30, 2016. The Company had no loans held for sale at June 30, 2017.

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2017 and 2016

Note 4:	Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	June 30,
	2017	2016
	(In thousands)

Buildings and improvements	$1,574	$863
Furniture and equipment	1,163	796
Construction in progress	-	199
	2,737	1,858
Less accumulated depreciation	832	700

Net premises and equipment	$1,905	$1,158

During the year ended June 30, 2016, the Company entered into a contract to build a drive-through banking facility adjacent to its new branch location. The new facility was completed in the year ended June 30, 2017 at a total cost of approximately $1.3 million.

Note 5:	Time Deposits

Time deposits in denominations of $100,000 or more were $19.3 million and $19.1 million at June 30, 2017 and 2016, respectively. At June 30, 2017 and 2016, time deposits in denominations of $250,000 or more were $5.8 million and $5.0 million, respectively.

At June 30, 2017, the scheduled maturities of time deposits were as follows:

June 30,
2017
(In thousands)

One year or less	$27,631
Over one year to two years	7,425
Over two years to three years	1,485
Over three years to four years	360
Over four years to five years	1,852
Thereafter	-

$38,753

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2017 and 2016

Note 6:	Federal Home Loan Bank Advances

Federal Home Loan Bank advances consisted of the following components at June 30, 2017 and 2016:

		June 30,
Interest rate	Maturing	2017	2016
		(In thousands)

0.74% -1.40%	One year or less	$5,000	$4,000
0.92% - 1.92%	Over one year to two years	6,500	5,000
1.22% - 2.09%	Over two years to three years	6,924	3,000
1.22% - 2.35%	Over three years to four years	3,000	2,624
2.33% - 2.35%	Over four years to five years	500	2,000
1.13% - 2.33%	Over five years to six years	402	500
1.13% - 1.70%	Thereafter	5,929	8,195

		$28,255	$25,319

June 30,
2017
(In thousands)
Payments due in years ending June 30,
2018	$6,980
2019	7,819
2020	7,385
2021	3,701
2022	1,054
Thereafter	1,316

$28,255

The Federal Home Loan Bank advances are secured by a blanket pledge of the Company’s eligible mortgage loans and the investment in Federal Home Loan Bank stock. The advances are subject to restrictions or penalties in the event of prepayment.

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2017 and 2016

Note 7:	Income Taxes

Income tax benefit for the years ended June 30, 2017 and 2016, was as follows:

	Year Ended June 30,
	2017	2016
	(In thousands)
Federal-current	$-	$-
Federal-deferred	142	(33)
Change in valuation allowance	(1,439)	(680)
Total	$(1,297)	$(713)

A reconciliation of the federal income tax benefit at the statutory rate to the Company’s actual income tax benefit is shown below:

	Year Ended June 30,
	2017	2016
	(In thousands)

Computed at statutory rate (34%)	$67	$(8)
Increase (decrease) resulting from:
Bank-owned life insurance	(32)	(32)
Deferred tax asset valuation allowance	(1,439)	(680)
Nondeductible expenses	10	7
Other	97	-

Actual income tax benefit	$(1,297)	$(713)

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2017 and 2016

The composition of the Company’s net deferred tax asset at June 30, 2017 and 2016, is as follows:

	June 30,
	2017	2016
	(In thousands)
Deferred tax assets
Allowance for loan losses	$558	$556
Other-than-temporary impairment	71	71
Net operating loss carry forward	1,947	1,925
Unrealized losses on available-for-sale securities	3	-
Stock compensation	24	-
Other	10	47

Deferred tax assets	2,613	2,599

Deferred tax liabilities
Federal Home Loan Bank stock dividends	(293)	(293)
Book/tax depreciation differences	(22)	(25)
Deferred loan orgination fees	(25)	(20)
Cash versus accrual basis of accounting	(119)	(87)
Other	(51)	(22)

Deferred tax liabilities	(510)	(447)

Net deferred tax asset before valuation allowance	2,103	2,152

Valuation allowance
Beginning balance	(1,439)	(2,119)
Decrease during year	1,439	680

Ending balance	-	(1,439)

Net deferred tax asset	$2,103	$713

As of June 30, 2015, the net deferred tax asset, before valuation allowance, was $2.1 million. Management maintained a valuation allowance against the net deferred tax asset at June 30, 2015, based on consideration of, but not limited to, its cumulative pre-tax losses during the three years prior to fiscal 2015, the composition of recurring and non-recurring income from operations over those prior years and the magnitude of recent taxable income as compared to net operating loss carryforwards. When determining the amount of deferred tax assets that are more likely than not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. During the years ended June 30, 2017 and 2016, based on a review of the analysis, primarily including recent profitable operating results and projected operating results, management determined that a reversal of the valuation allowance was appropriate and, as a result, recorded a $1.4 million and $680,000 reduction to the valuation allowance, in those respective years, crediting the federal income tax provision. At June 30, 2017, the Company had $5.7 million in net operating loss carryforwards, which begin to expire in the year ending in 2031.

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2017 and 2016

Retained earnings at both June 30, 2017 and 2016 includes approximately $2.0 million, respectively, for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liability on the preceding amount that would have been recorded if it was expected to reverse into taxable income in the foreseeable future was approximately $680,000 at June 30, 2017 and 2016, respectively.

As of June 30, 2017 and 2016, the Company had no unrecognized tax benefits or accrued interest and penalties recorded. The Company does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. The Company will record interest and penalties as a component of income tax expense.

The Company is subject to U.S. federal income tax and Ohio franchise tax. The Company is subject to tax in Ohio based on its net worth. The Company is no longer subject to examination by taxing authorities for fiscal years prior to 2014.

Note 8:	Regulatory Matters

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory- and possibly additional discretionary- actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Furthermore, the Company’s regulators could require adjustments to regulatory capital not reflected in these financial statements. Quantitative measures established by regulation to ensure capital adequacy requires the Company to maintain minimum amounts and ratios as set forth in the table below. Management believes that, as of June 30, 2017 and 2016, the Company met all capital adequacy requirements to which it was subject.

Effective January 1, 2015, the Bank is subject to the new capital requirements set forth by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The Bank has chosen to exclude unrealized gains and losses from capital. The rule limits the Bank’s capital distributions and certain discretionary bonus payments if the Bank does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement will be phased in through January 1, 2019, when the full capital conservation buffer requirement will be effective.

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2017 and 2016

To be categorized as well capitalized under the regulatory framework for prompt corrective action, the Bank must maintain minimum capital ratios as set forth in the below table. Management believes its capital still meets the requirements to be deemed well-capitalized as of the date of this report.

The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2017
Total Capital (to Risk-Weighted Assets)	$16,266	15.4%	$8,431	8.0%	$10,538	10.0%

Tier I Capital (to Risk-Weighted Assets)	$14,941	14.2%	$6,323	6.0%	$8,431	8.0%

Common Equity (to Risk-Weighted Assets)	$14,941	14.2%	$4,742	4.5%	$6,850	6.5%

Tier I Capital (to Average Assets)	$14,941	10.7%	$5,574	4.0%	$6,968	5.0%

As of June 30, 2016
Total Capital (to Risk-Weighted Assets)	$15,250	19.7%	$6,204	8.0%	$7,756	10.0%

Tier I Capital (to Risk-Weighted Assets)	$14,269	18.4%	$4,653	6.0%	$6,204	8.0%

Common Equity (to Risk-Weighted Assets)	$14,269	18.4%	$3,490	4.5%	$5,041	6.5%

Tier I Capital (to Average Assets)	$14,269	12.1%	$4,727	4.0%	$5,909	5.0%

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2017 and 2016

Note 9:	Related Party Transactions

At June 30, 2017 and 2016, the Company had loans outstanding to executive officers, directors and their affiliates (related parties), in the amount of approximately $1.4 million and $1.2 million, respectively. During the year ended June 30, 2017, loans originated to related parties totaled $242,000, and principal repayments from related parties totaled $45,000.

In management’s opinion, such loans and other extensions of credit are consistent with sound lending practices and are within applicable regulatory lending limitations. Further, in management’s opinion, these loans did not involve more than normal risk of collectability or present other unfavorable features.

At June 30, 2017 and 2016, the Company had deposits from certain officers, directors and other related interests totaling approximately $605,000 and $1.9 million, respectively.

Note 10:	Employee Benefits

The Company has a 401(k) plan for its full-time employees. All full-time employees are eligible and receive matching contributions at a predetermined rate. Expense recognized in connection with the plan totaled approximately $36,000 and $28,000 for the years ended June 30, 2017 and 2016, respectively.

On January 29, 2015, the Bank announced the formation of the Mt. Washington Savings Bank Employee Stock Ownership Plan (“ESOP”), a non-contributory plan for its employees. As part of the Company’s stock conversion, shares were purchased with a loan from MW Bancorp, Inc. All employees of the Bank meeting certain tenure requirements are entitled to participate in the ESOP. Compensation expense related to the ESOP was $84,000 and $55,000 for the years ended June 30, 2017 and 2016, respectively.

A summary of the unallocated share activity of the Bank’s ESOP is as follows for the years ended June 30, 2017 and 2016:

	2017		2016
	Shares	Amount	Shares	Amount
	(Dollars in thousands)

Balance at beginning of year	66,589	$666	70,093	$701

Shares allocated to participants	(3,928)	(39)	(3,504)	(35)

Balance at end of year	62,661	$627	66,589	$666

The stock price at the formation date was $10.00. The aggregate fair value of the 62,661 and 66,589 unallocated shares was $1.3 million and $1.0 million based on the $20.00 and $15.75 closing price of our common stock on June 30, 2017 and 2016, respectively.

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2017 and 2016

Note 11:	Equity Incentive Plan

In April 2016, the Company’s stockholders authorized the adoption of the MW Bancorp, Inc. 2016 Equity Incentive Plan (the “2016 Plan”). No more than 122,662 shares of the Company’s common stock may be issued under the 2016 Plan, of which a maximum of 87,616 may be issued pursuant to the exercise of stock options and 35,046 may be issued pursuant to awards of restricted stock, restricted stock units and unrestricted shares. Stock options awarded to employees may be incentive stock options or non-qualified stock options. The shares that may be issued may be authorized but unissued shares or treasury shares. The 2016 Plan permits the grant of incentive awards in the form of options, stock appreciation rights, restricted share and share unit awards, and performance share awards. The 2016 Plan contains annual and lifetime limits on certain types of awards to individual participants.

Awards may vest or become exercisable only upon the achievement of performance measures or based solely on the passage of time after award. Stock options and restricted stock awards provide for accelerated vesting if there is a change in control (as defined in the 2016 Plan).

In January 2017, the Company granted stock options for 25,466 shares to certain members of management. Each option has an exercise price of $17.24 as determined on the grant date and expires 10 years from the grant date. The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model, which resulted in a per share fair value of $5.42. The fair value was calculated for stock options using the following assumptions: expected volatility of 16.59%, a risk-free interest rate of 2.51%, an expected term of ten years and an expected dividend yield of 0.64%.

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

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2017 and 2016

A summary of option activity under the Plan as of June 30, 2017 and 2016, and changes during the years then ended, is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value
				(In thousands)
June 30, 2017
Outstanding, beginning of year	60,150	$14.88	9.8
Granted	25,466	17.24	9.5
Exercised	-	-	-
Forfeited or expired	-	-	-

Outstanding, end of year	85,616	$15.58	9.1	$375

Exercisable, end of year	10,276	$14.88	8.9	$53

June 30, 2016
Outstanding, beginning of year	-	$-
Granted	60,150	14.88
Exercised	-	-
Forfeited or expired	-	-

Outstanding, end of year	60,150	$14.88	9.8	$52

Exercisable, end of year	-	$-	-	$-

In January 2017, the Company awarded restricted stock totaling 5,736 shares to certain members of management. In May 2016, the Company awarded restricted stock totaling 28,810 shares to members of the Board of Directors and certain members of management. The restricted stock awards have vesting periods ranging from three years to seven years. Shares of restricted stock granted to employees under the 2016 Plan are subject to restrictions as to continuous employment for a specified time period following the date of grant. During this period, the holder is entitled to full voting rights and dividends.

Total compensation cost recognized in the income statement for share-based payment arrangements during the years ended June 30, 2017 and 2016 was $137,000 and $15,000.

As of June 30, 2017 and 2016, there was $808,000 and $703,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 6.3 years.

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2017 and 2016

Note 12:	Earnings Per Share

Earnings per share were computed as follows for the years ended June 30, 2017 and 2016:

	Year Ended June 30, 2017
		Weighted-
	Net	Average	Per Share
	Income	Shares	Amount
	(In thousands)

Net income	$1,493

Basic earnings per share		823,284	$1.81

Effect of dilutive securities
Stock options		12,814
Restricted stock awards		5,671

Diluted earnings per share		841,769	$1.77

	Year Ended June 30, 2016
		Weighted-
	Net	Average	Per Share
	Income	Shares	Amount
	(In thousands)

Net income	$689

Basic earnings per share		804,698	$0.86

Effect of dilutive securities
Stock options		2,144
Restricted stock awards		1,350

Diluted earnings per share		808,192	$0.85

Note 13:	Commitments and Credit Risk

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

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2017 and 2016

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

At June 30, 2017 and 2016, the Company had outstanding commitments to originate loans, including undisbursed construction loans in process, as follows:

	June 30,
	2017	2016
	(In thousands)

Commitments to originate loans	$13,242	$2,236

The commitments extended over varying periods of time with the majority being disbursed within a one-year period.

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. At June 30, 2017 and 2016, the Company had the following performance letters of credit outstanding:

	June 30,
	2017	2016
	(In thousands)

Letters of credit	$1,398	$936

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

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2017 and 2016

At June 30, 2017 and 2016, the Company had the following lines of credit outstanding:

	June 30,
	2017	2016
	(In thousands)

Commercial lines	$2,291	$999
Consumer lines	6,187	6,132

The Bank has leased office space for its new branch, which opened in the first quarter of fiscal year 2016. The lease has an initial term of five years with monthly lease payments for the first year at $3,750. The lease is renewable for three five-year terms with escalating monthly payments at the beginning of each year. The lease expense totaled $46,000 and $27,000 for the years ended June 30, 2017 and 2016. Future lease expense will total approximately $152,000 over the remaining three-year term of the lease.

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

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2017 and 2016

Recurring Measurements

The following table presents the fair value measurement of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2017 and 2016:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2017
Municipal bonds	$99	$-	$99	$-
Mortgage-backed securities of U.S. of government sponsored entities - residential	3,925	-	3,925	-

	$4,024	$-	$4,024	$-

June 30, 2016
Mortgage-backed securities of U.S. of government sponsored entities - residential	$3,465	$-	$3,465	$-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There were no assets classified within Level 3 of the fair value hierarchy measured on a recurring basis. There were no transfers between Level 1 and Level 2 during the years ended June 30, 2017 and 2016.

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

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2017 and 2016

Nonrecurring Measurements

The following table presents fair value measurements of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which fair value measurements fall at June 30, 2017 and 2016:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2017
Impaired loans - residential
One-to-four family:
Owner occupied	$248	$-	$-	$248

June 30, 2016
Impaired loans - residential
One-to-four family:
Owner occupied	$276	$-	$-	$276
Non-owner occupied	360	-	-	360

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

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2017 and 2016

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements:

	Fair Value at June 30, 2017	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(In thousands)
Impaired loans (collateral dependent) - one-to-four family owner occupied residential real estate	$248	Sales comparison approach	Adjustment for differences between the comparable real estate sales	10%

	Fair Value at June 30, 2016	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(In thousands)
Impaired loans (collateral dependent) - one-to-four family owner occupied residential real estate	$276	Sales comparison approach	Adjustment for differences between the comparable real estate sales	10%

Impaired loans (collateral dependent) - one-to-four family non-owner occupied residential real estate	$360	Sales comparison approach	Adjustment for differences between the comparable real estate sales	10%

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2017 and 2016

Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2017 and 2016.

		Fair Value Measurement Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
June 30, 2017
Financial assets
Cash and cash equivalents	$7,868	$7,868	$-	$-	$7,868
Interest-bearing demand deposits	100	100	-	-	100
Held-to-maturity securities	264	-	262	-	262
Loans	121,520	-	-	120,623	120,623
Federal Home Loan Bank stock	1,203	N/A	N/A	N/A	N/A
Accrued interest receivable	399	-	399	-	399
Financial liabilities					-
Deposits	97,197	58,444	38,759		97,203
Federal Home Loan Bank advances	28,255	-	28,011	-	28,011
Accrued interest payable	43	-	43	-	43

June 30, 2016
Financial assets
Cash and cash equivalents	$3,672	$3,672	$-	$-	$3,672
Interest-bearing demand deposits	2,100	2,100	-	-	2,100
Held-to-maturity securities	986	-	996	-	996
Loans and loans held for sale	101,709	-	-	102,480	102,480
Federal Home Loan Bank stock	1,192	N/A	N/A	N/A	N/A
Accrued interest receivable	292	-	292	-	292
Financial liabilities					-
Deposits	77,214	37,010	40,584	-	77,594
Federal Home Loan Bank advances	25,319	-	25,445	-	25,445
Accrued interest payable	33	-	33	-	33

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value.

Cash and Cash Equivalents

The carrying amount approximates fair value.

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2017 and 2016

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

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2017 and 2016

Note 15:	Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the years ended June 30, 2017 and 2016 are as follows:

		Unrealized
	Unrealized	gains and losses
	Gains and Losses	on securities
	on Available	transferred from
	for Sale	Available for Sale to
June 30, 2017	Securities	Held to Maturity	Total
	(In thousands)

Beginning balance	$(67)	$(12)	$(79)

Other comprehensive income	65	-	65

Accretion of unrealized losses on securities transferred from available for sale to held to maturity recognized in other comprehensive income	-	8	8

Net current period other comprehensive income	65	8	73

Ending balance	$(2)	$(4)	$(6)

June 30, 2016

Beginning balance	$(73)	$(18)	$(91)

Other comprehensive loss	6	-	6

Accretion of unrealized losses on securities transferred from available for sale to held to maturity recognized in other comprehensive income	-	6	6

Net current period other comprehensive income	6	6	12

Ending balance	$(67)	$(12)	$(79)

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2017 and 2016

Note 16:	Recent Accounting Pronouncements

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

Years Ended June 30, 2017 and 2016

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

FASB ASU 2016-09 Share-Based Payments. In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows.  Additionally, the guidance simplifies two areas specific to entities other than public business entities allowing them to apply a practical expedient to estimate the expected term for all awards with performance or service conditions that have certain characteristics and also allowing them to make a one-time election to switch from measuring all liability-classified awards at fair value to measuring them at intrinsic value.  The amendments are effective for annual periods beginning after December 15, 2016 (July 1, 2017 as to the Company) and interim periods within those annual periods. These amendments are not expected to have a material impact on the financial statements of the Company.

MW Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2017 and 2016

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

FASB ASU 2017-03 Accounting Changes and Error Corrections (Topic 250) and Investments—Equity Method and Joint Ventures (Topic 323). In January 2017, the FASB updated the Accounting Changes and Error Corrections and Investments—Equity Method and Joint Ventures Topics of the Accounting Standards Codification. The ASU incorporates into the Accounting Standards Codification recent SEC guidance about disclosing, under SEC SAB Topic 11.M, the effect on financial statements of adopting the revenue, leases, and credit losses standards. The ASU was effective upon issuance. The Company is currently evaluating the impact of additional disclosure requirements as each of the standards is adopted, however it does not expect these amendments to have a material effect on its financial position, results of operations or cash flows.

FASB ASU 2017-09 Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. In May 2017, the FASB amended the requirements in the Compensation—Stock Compensation Topic pf the Accounting Standards Codification related to changes to the terms or conditions of a share-based payment award. The amendments provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments will be effective for the Company for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)	Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2017. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2017. This evaluation was based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2017.

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

September 20, 2017

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

Management assessed the Company’s system of internal control over financial reporting that is designed to produce reliable financial statements presented in conformity with generally accepted accounting principles as of June 30, 2017. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of June 30, 2017, MW Bancorp, Inc. maintained an effective system of internal control over financial reporting that is designed to produce reliable financial statements presented in conformity with generally accepted accounting principles based on those criteria.

MW Bancorp, Inc.

By:	/s/Gregory P. Niesen
Gregory P. Niesen, President and Chief Executive Officer

By:	/s/Julie M. Bertsch
Julie M. Bertsch, Chief Financial Officer

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained in the definitive Proxy Statement for the 2017 Annual Meeting of Stockholders of MW Bancorp, Inc. (the “Proxy Statement”) under the captions “PROXY ITEM 1: ELECTION OF DIRECTORS,” “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS-Executive Officers” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” is incorporated herein by reference.

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

In April 2016, the Company’s stockholders approved the adoption of the MW Bancorp, Inc. 2016 Equity Incentive Plan the "2016 Equity Plan"). The following table sets forth certain information regarding that plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1)

Equity compensation plans approved by security holders	85,616	$15.58	2,000

Equity compensation plans not approved by security holders	-	n/a	n/a

(1) The only compensatory plan providing for the issuance of the Company's shares is the 2016 Equity Plan. The 2016 Equity Plan authorizes the award of incentive and non-qualified stock options, restricted stock, restricted stock units, dividend equivalent rights and unrestricted share awards. Of the total 122,662 shares that may be issued pursuant to the 2016 Equity Plan, as of June 30, 2017, options to purchase 85,616 shares (all currently outstanding) had been awarded, as well as 34,546 shares of restricted stock. The 2016 Equity Plan restricts the number of shares available for issuance pursuant to options to 87,616 shares and the number of shares that may be issued as restricted stock, restricted stock units or unrestricted shares to 35,046 shares.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)

(1)	Financial Statements—See Index to Consolidated Financial Statements in Item 8 of this Form 10-K.

(2)	Financial Statement Schedules—None

Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporaton of MW Bancorp, Inc.

3.2	Bylaws of MW Bancorp, Inc.

4.1	Agreement to furnish instruments and agreements defining rights of holders of long term debt

10.1*	Employment agreement between Gregory P. Niesen and Watch Hill Bank

10.2*	Change in Control Agreement between Karan A. Kiser and Watch Hill Bank

10.3*	MW Bancorp, Inc. 2016 Equity Incentive Plan

10.4*	MW Bancorp, Inc. 2016 Equity Incentive Plan Incentive Stock Option Award Agreement

10.5*	MW Bancorp, Inc. 2016 Equity Incentive Plan Non-Qualified Stock Option Award Agreement

10.6*	MW Bancorp, Inc. 2016 Equity Incentive Plan Restricted Stock Award Agreement

21	Subsidiaries of MW Bancorp, Inc.

31.1	Rule 13a-14(a)/Section 302 Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/Section 302 Certification of Chief Financial Officer

32.1	Rule 13a-14(b)/Section 906 Certification of Chief Executive Officer

32.2	Rule 13a-14(b)/Section 906 Certification of Chief Financial Officer

101#	The following materials from MW Bancorp, Inc.'s, Annual Report on Form 10-K for the annual period ended June 30, 2017 formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2017 and 2016; (ii) the Consolidated Statements of Income for the two years ended June 30, 2017 and 2016; (iii) the Consolidated Statements of Cash Flows for the two years ended June 30, 2017 and 2016; (iv) the Consolidated Statements of Changes in Shareholders' Equity for the two years ended June 30, 2017 and 2016; (v) the Consolidated Statements of Comprehensive Income for the two years ended June 30, 2017 and 2106 and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text (furnished herewith).

* Compensation plan or arrangement

Item 16. Form 10-K Summary

Not applicable.

(b) SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MW Bancorp, Inc.

	By	/s/ GREGORY P. NIESEN
Gregory P. Niesen
President and Chief Executive Officer
September 20, 2017		(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/S/ Julie M. Bertsch	By:	/S/ GREGORY P. NIESEN
	Julie M. Bertsch		Gregory P. Niesen
	Executive Vice President,		President, Chief Executive Officer and a
	Chief Financial Officer and Corporate Secretary		Director
(Principal Accounting Officer)
Date: September 20, 2017		Date: September 20, 2017

By:	/S/ BERNARD G. BUERGER	By:	/S/ JOHN W. CROXTON
	Bernard G. Buerger		John W. Croxton
	Director		Director
Date: September 20, 2017		Date: September 20, 2017

	/S/ BRUCE N. THOMPSON	By:	/S/ DAVID M. TEDTMAN
	Bruce N. Thompson		David M. Tedtman
	Director		Director
Date: September 20, 2017		Date: September 20, 2017

INDEX TO EXHIBITS

Exhibit		Page
Number	Description	Reference

3.1	Articles of Incorporaton of MW Bancorp, Inc.	Incorporated by reference to registrant's Form S-1 filed on September 10, 2014, Exhibit 3.1 (File No. 333-198668).

3.2	Bylaws of MW Bancorp, Inc.	Incorporated by reference to registrant's Form S-1 filed on September 10, 2014, Exhibit 3.2 (File No. 333-198668).

4.1	Agreement to furnish instruments and agreements defining rights of holders of long term debt	Included herewith.

10.1*	Employment agreement between Gregory P. Niesen and Watch Hill Bank	Incorporated by reference to registrant's Form S-1 filed on September 10, 2014, Exhibit 10.1 (File No. 333-198668).

10.2*	Change in Control Agreement between Karan A. Kiser and Watch Hill Bank	Incorporated by reference to registrant's Form S-1 filed on September 10, 2014, Exhibit 10.3 (File No. 333-198668).

10.3*	MW Bancorp, Inc. 2016 Equity Incentive Plan	Incorporated by reference to registrant's Form 8-K filed on April 19, 2016, Exhibit 10.1 (File No. 000-55356).

10.4*	MW Bancorp, Inc. 2016 Equity Incentive Plan Incentive Stock Option Award Agreement	Incorporated by reference to registrant's Form 8-K filed on May 19, 2016, Exhibit 10.1 (File No. 000-55356).

10.5*	MW Bancorp, Inc. 2016 Equity Incentive Plan Non-Qualified Stock Option Award Agreement	Incorporated by reference to registrant's Form 8-K filed on May 19, 2016, Exhibit 10.2 (File No. 000-55356).

10.6*	MW Bancorp, Inc. 2016 Equity Incentive Plan Restricted Stock Award Agreement	Incorporated by reference to registrant's Form 8-K filed on May 19, 2016, Exhibit 10.3 (File No. 000-55356).

21	Subsidiaries of MW Bancorp, Inc.	Included herewith.

31.1	Rule 13a-14(a)/Section 302 Certification of Chief Executive Officer	Included herewith.

31.2	Rule 13a-14(a)/Section 302 Certification of Chief Financial Officer	Included herewith.

32.1	Rule 13a-14(b)/Section 906 Certification of Chief Executive Officer	Included herewith.

32.2	Rule 13a-14(b)/Section 906 Certification of Chief Financial Officer	Included herewith.

101#	The following materials from MW Bancorp, Inc.'s, Annual Report on Form 10-K for the annual period ended June 30, 2017 formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2017 and 2016; (ii) the Consolidated Statements of Income for the two years ended June 30, 2017 and 2016; (iii) the Consolidated Statements of Cash Flows for the two years ended June 30, 2017 and 2016; (iv) the Consolidated Statements of Changes in Shareholders' Equity for the two years ended June 30, 2017 and 2016; (v) the Consolidated Statements of Comprehensive Income for the two years ended June 30, 2017 and 2016 and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text (furnished herewith).	Included herewith.

* Compensation plan or arrangement.

