Form 10-Q
period 2017-09-30
MW Bancorp, Inc.
filed 2017-11-14
CIK 1600065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐       No ☒

As of November 13, 2017, the latest practicable date, 891,209 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

MW Bancorp, Inc.

Part I – Financial Information

Item 1. Financial Statements

MW Bancorp, Inc.

Condensed Consolidated Balance Sheets

September 30, 2017 and June 30, 2017

(In thousands, except share data)

	September 30,	June 30,
	2017	2017
	(Unaudited)
Assets
Cash and due from banks	$395	$458
Interest-bearing demand deposits	10,976	7,410

Cash and cash equivalents	11,371	7,868

Interest-bearing time deposits in other financial institutions	100	100
Available-for-sale securities	4,800	4,024
Held-to-maturity securities (fair value of $183 at September 30, 2017 and $262 at June 30, 2017)	187	264
Loans, net of allowance for loan losses of $1,636 at September 30, 2017 and $1,640 at June 30, 2017	128,338	121,520
Premises and equipment, net	1,929	1,905
Federal Home Loan Bank stock, at cost	1,203	1,203
Accrued interest receivable	451	399
Bank owned life insurance	3,585	3,562
Other assets	280	297
Deferred federal income taxes	2,086	2,103

Total assets	$154,330	$143,245

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand and money market	$47,594	$41,545
Savings	16,445	16,899
Time	43,600	38,753

Total deposits	107,639	97,197

Federal Home Loan Bank advances	28,755	28,255
Other liabilities	612	445

Total liabilities	137,006	125,897

Commitments and Contigent Liabilities	-	-

Shareholders' Equity
Preferred stock - authorized 1,000,000 shares, $0.01 par value, none issued	-	-
Common stock - authorized 30,000,000 shares, $0.01 par value, 911,209 shares issued at September 30, 2017 and 910,709 shares issued at June 30, 2017	9	9
Additional paid-in capital	8,052	8,022
Shares acquired by ESOP	(627)	(627)
Unearned compensation - restricted stock awards	(466)	(463)
Retained earnings	10,665	10,715
Accumulated other comprehensive loss	(7)	(6)
Treasury stock, 20,000 shares - at cost	(302)	(302)

Total shareholders' equity	17,324	17,348

Total liabilities and shareholders' equity	$154,330	$143,245

See Notes to Condensed Consolidated Financial Statements

MW Bancorp, Inc.

Condensed Consolidated Statements of Income

For the Three Months Ended September 30, 2017 and 2016

(In thousands, except share data)

	Three Months Ended September 30,
	2017	2016
	(Unaudited)
Interest Income
Loans, including fees	$1,272	$1,018
Investment securities	21	16
Interest-bearing deposits	40	31

Total interest income	1,333	1,065

Interest Expense
Deposits	258	195
Federal Home Loan Bank advances	113	88

Total interest expense	371	283

Net Interest Income	962	782

Provision for Loan Losses	-	-

Net Interest Income After Provision for Loan Losses	962	782

Noninterest Income
Gain on sale of loans	16	124
Income from Bank owned life insurance	23	23
Other	19	10
Total noninterest income	58	157

Noninterest Expense
Salaries, employee benefits and directors fees	501	447
Occupancy and equipment	87	66
Data processing	72	61
Franchise taxes	33	31
FDIC insurance premiums	23	20
Professional services	111	96
Advertising	13	15
Office supplies	17	13
Business entertainment	14	15
Other	84	73

Total noninterest expense	955	837

Income Before Federal Income Taxes	65	102

Federal Income Tax Expense	17	29

Net Income	$48	$73

Basic earnings per share	$0.06	$0.09
Diluted earnings per share	$0.06	$0.09

Weighted-average shares outstanding
Basic	828,537	818,824
Diluted	862,799	824,700

See Notes to Condensed Consolidated Financial Statements

MW Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended September 30, 2017 and 2016

(In thousands)

	Three Months Ended September 30,
	2017	2016
	(Unaudited)

Net income	$48	$73

Other comprehensive loss:
Unrealized holding losses on securities available for sale	(3)	(11)

Amortization of net unrealized holding loss on held-to-maturity securities	1	1

Net unrealized losses	(2)	(10)
Tax effect	1	-

Total other comprehensive loss	(1)	(10)

Comprehensive income	$47	$63

See Notes to Condensed Consolidated Financial Statements

MW Bancorp, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

For the Three Months Ended September 30, 2017

(In thousands)

				Unearned		Accumulated
		Additional	Shares	Compensation -		Other
	Common	Paid-in	Acquired	Restricted	Retained	Comprehensive	Treasury
	Stock	Capital	by ESOP	Stock Awards	Earnings	Loss	Stock	Total

Balance at July 1, 2017	$9	$8,022	$(627)	$(463)	$10,715	$(6)	$(302)	$17,348

Net income	-	-	-	-	48	-	-	48

Compensation expense related to stock options	-	27	-	-	-	-	-	27

Issuance of restricted stock awards	-	3	-	(3)	-	-	-	-

Dividends paid, $0.11 per share	-	-	-	-	(98)	-	-	(98)

Other comprehensive loss	-	-	-		-	(1)	-	(1)

Balance at September 30, 2017	$9	$8,052	$(627)	$(466)	$10,665	$(7)	$(302)	$17,324

See Notes to Condensed Consolidated Financial Statements

MW Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

Three Months Ended September 30, 2017 and 2016

(In thousands)

	Three Months Ended September 30,
	2017	2016
	(Unaudited)
Cash Flows from Operating Activities
Net income	$48	$73
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	49	33
Amortization of premiums and discounts on securities, net	10	16
Accretion of deferred loan origination fees and costs, net	8	13
Provision for loan losses	-	-
Gain on sale of loans	(16)	(124)
Proceeds from sales of loans	427	4,766
Loans originated for sale	(422)	(4,175)
Compensation expense related to stock options	27	12
Net changes in:
Accrued interest receivable	(52)	(58)
Other assets	28	110
Cash surrender value of life insurance	(23)	(23)
Other liabilities	167	589
Deferred federal income taxes	17	29

Net cash provided by operating activities	268	1,261

Cash Flows from Investing Activities
Purchase of available-for-sale securities	(1,022)	(100)
Proceeds from maturities of available-for-sale securities	20	-
Principal repayments of held-to-maturity securities	78	496
Principal repayments of available-for-sale mortgage-backed securities	214	232
Net change in loans	(6,826)	(7,914)
Purchase of premises and equipment	(73)	(178)

Net cash used in investing activities	(7,609)	(7,464)

Cash Flows from Financing Activities
Net change in deposits	10,442	1,253
Proceeds from Federal Home Loan Bank advances	2,000	7,000
Repayment of Federal Home Loan Bank advances	(1,500)	(3,615)
Dividends paid	(98)	(89)

Net cash provided by financing activities	10,844	4,549

Net Change in Cash and Cash Equivalents	3,503	(1,654)

Beginning Cash and Cash Equivalents	7,868	3,672

Ending Cash and Cash Equivalents	$11,371	$2,018

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and borrowings	$369	$281

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

The accompanying unaudited condensed balance sheet of the Company as of June 30, 2017, which has been derived from audited financial statements, and unaudited condensed consolidated financial statements of the Company as of September 30, 2017 and for the three months ended September 30, 2017 and 2016, were prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company as of and for the year ended June 30, 2017 included in the Company’s Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Financial Statements contained in the Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included to present fairly the financial position as of September 30, 2017 and the results of operations and cash flows for the three months ended September 30, 2017 and 2016. All interim amounts have not been audited and the results of operations for the three months ended September 30, 2017, herein are not necessarily indicative of the results of operations to be expected for the entire fiscal year.

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

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 2:        Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale Securities:
September 30, 2017
Municipal bonds	$80	$-	$-	$80
Mortgage-backed securities of U.S. government sponsored entities - residential	4,728	10	(18)	4,720

	$4,808	$10	$(18)	$4,800

June 30, 2017
Municipal bonds	$100	$-	$(1)	$99
Mortgage-backed securities of U.S. government sponsored entities - residential	3,929	12	(16)	3,925

	$4,029	$12	$(17)	$4,024

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Held-to-maturity Securities:
September 30, 2017
Mortgage-backed securities of U.S. government sponsored entities - residential	$187	$-	$(4)	$183

June 30, 2017
Mortgage-backed securities of U.S. government sponsored entities - residential	$264	$-	$(2)	$262

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at September 30, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

	September 30, 2017
	Available-for-sale		Held-to-maturity
	Amortized		Amortized
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Municipal bonds
Due in three to five years	$80	$80	$-	$-
Mortgage-backed securities of U.S. government sponsored entities - residential - not due at a single maturity date	4,728	4,720	187	183

	$4,808	$4,800	$187	$183

The Company had no sales of investment securities during the three-month periods ended September 30, 2017 and 2016.

The Company had pledged $946,000 and $1.0 million of its investment securities at September 30, 2017 and June 30, 2017, respectively, to secure commercial deposits in excess of the FDIC insurance limit.

At September 30, 2017 and June 30, 2017, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of the Company’s equity.

On August 1, 2013, the Company reclassified its collateralized mortgage obligation portfolio to held-to-maturity from available-for sale because management intends to hold these securities to maturity. The securities had a total amortized cost of $2.925 million and a corresponding fair value of $2.894 million. The gross unrealized loss on these securities at the date of transfer was $31,000. The unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive loss and is being amortized over the remaining lives of the securities as an adjustment to the yield. The amortization of the remaining holding loss reported in accumulated other comprehensive loss will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of this loss was $2,000 at September 30, 2017.

The following tables show the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2017 and June 30, 2017:

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
September 30, 2017
Available-for-sale Securities:
Mortgage-backed securities of U.S. government sponsored entities - residential	$1,332	$(3)	$865	$(15)	$2,197	$(18)

Held-to-maturity Securities:
Mortgage-backed securities of U.S. government sponsored entities - residential	-	-	111	(4)	111	(4)

	$1,332	$(3)	$976	$(19)	$2,308	$(22)

June 30, 2017
Available-for-sale Securities:
Municipal bonds	$99	$(1)	$-	$-	$99	$(1)

Mortgage-backed securities of U.S. government sponsored entities - residential	466	(3)	926	(13)	1,392	(16)

Held-to-maturity Securities:
Mortgage-backed securities of U.S. government sponsored entities - residential	-	-	262	(2)	262	(2)

	$565	$(4)	$1,188	$(15)	$1,753	$(19)

Other-than-temporary Impairment

At September 30, 2017 and June 30, 2017, all of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not have the intent, and it is likely that it will not be required, to sell these mortgage-backed securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2017 and June 30, 2017.

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 3:         Loans and Allowance for Loan Losses

Loans at September 30, 2017 and June 30, 2017 include:

	September 30,	June 30,
	2017	2017
	(In thousands)
Real estate loans
One- to four-family residential	$72,799	$70,622
Multi-family residential	11,601	10,378
Commercial	35,772	30,882
Construction	16,959	16,436
Commercial loans	3,391	3,304
Consumer and other	684	589

Total loans	141,206	132,211

Less:
Net deferred loan costs	(82)	(72)
Undisbursed loans in process	11,314	9,123
Allowance for loan losses	1,636	1,640

Net loans	$128,338	$121,520

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three months ended September 30, 2017 and the recorded investment in loans and impairment method as of September 30, 2017:

	At or for the three months ended September 30, 2017
	1-4 Family	1-4 Family
	Owner	Non-Owner	Multi-
	Occupied	Occupied	family	Commercial	Construction	Consumer	Total
	(In thousands)
Three Months Ended September 30, 2017
Allowance for loan losses:
Balance, July 1, 2017	$812	$326	$27	$359	$116	-	$1,640
Provision for loan losses	(47)	(1)	4	62	(16)	(2)	-
Charge-offs	(8)	-	-	-	-	-	(8)
Recoveries	2	-	-	-	-	2	4

Balance, September 30, 2017	$759	$325	$31	$421	$100	$-	$1,636

Allowance for loan losses:

Ending balance, individually evaluated for impairment	$8	$14	$-	$-	$-	$-	$22

Ending balance, collectively evaluated for impairment	$751	$311	$31	$421	$100	$-	$1,614

Loans:
Ending balance	$52,102	$20,697	$11,601	$39,163	$16,959	$684	$141,206

Ending balance; individually evaluated for impairment	$738	$225	$101	$135	$-	$-	$1,199

Ending balance; collectively evaluated for impairment	$51,364	$20,472	$11,500	$39,028	$16,959	$684	$140,007

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three months ended September 30, 2016:

	1-4 Family	1-4 Family
	Owner	Non-Owner	Multi-
	Occupied	Occupied	family	Commercial		Construction	Consumer	Total
	(In thousands)
Three Months Ended September 30, 2016
Allowance for loan losses:
Balance, July 1, 2016	$1,004	$282	$66	$167		$116	-	$1,635
Provision for loan losses	15	(56)	(30)	58		10	3	-
Charge-offs	-	-	-	-		-	(4)	(4)
Recoveries	-	-	-	-		-	1	1

Balance, September 30, 2016	$1,019	$226	$36	$225	#	$126	$-	$1,632

The following table presents the recorded investment in loans and impairment method as of June 30, 2017:

	1-4 Family	1-4 Family
	Owner	Non-Owner	Multi-
	Occupied	Occupied	family	Commercial	Construction	Consumer	Total
	(In thousands)
June 30, 2017
Allowance for loan losses:
Ending balance, individually evaluated for impairment	$20	$13	$-	$-	$-	$-	$33

Ending balance, collectively evaluated for impairment	$792	$313	$27	$359	$116	$-	$1,607

Loans:
Ending balance	$51,629	$18,993	$10,378	$34,186	$16,436	$589	$132,211

Ending balance; individually evaluated for impairment	$977	$331	$103	$137	$-	$-	$1,548

Ending balance; collectively evaluated for impairment	$50,652	$18,662	$10,275	$34,049	$16,436	$589	$130,663

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

Substandard: These are loans with a well-defined weakness, which gives the Company a serious concern about the borrower’s ability to make full repayment if the weakness is not corrected. The loan may contain a flaw, which could impact the borrower’s ability to repay, or the borrower’s continuance as a “going concern.” When collateral values are not sufficient to secure the loan and other weaknesses are present, the loan may be rated substandard. A loan will also be rated substandard when full repayment is expected, but it must come from the liquidation of collateral.

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

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of September 30, 2017 and June 30, 2017:

	September 30, 2017
	1-4 Family	1-4 Family
	Owner	Non-Owner	Multi-
	Occupied	Occupied	family	Commercial	Construction	Consumer	Total
	(In thousands)
Pass	$51,512	$20,439	$11,500	$39,068	$16,959	$684	$140,162
Special mention	-	-	-	-	-	-	-
Substandard	590	258	101	95	-	-	1,044
Doubtful	-	-	-	-	-	-	-

Total	$52,102	$20,697	$11,601	$39,163	$16,959	$684	$141,206

	June 30, 2017
	1-4 Family	1-4 Family
	Owner	Non-Owner	Multi-
	Occupied	Occupied	family	Commercial	Construction	Consumer	Total
	(In thousands)
Pass	$51,016	$18,629	$10,275	$34,090	$16,436	$589	$131,035
Special mention	-	-	-	-	-	-	-
Substandard	613	364	103	96	-	-	1,176
Doubtful	-	-	-	-	-	-	-

Total	$51,629	$18,993	$10,378	$34,186	$16,436	$589	$132,211

The Company has a portfolio of loans designated as subprime, defined as those loans made to borrowers with a credit score below 660. These loans are primarily secured by 1-4 family real estate, including both owner-occupied and non-owner-occupied properties. Subprime loans totaled $7.6 million and $7.3 million at September 30, 2017 and June 30, 2017, respectively.

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the past year.

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of September 30, 2017 and June 30, 2017:

	September 30, 2017
							Total Loans >
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
	(In thousands)

1-4 family owner-occupied	$415	$-	$13	$428	$51,674	$52,102	$-
1-4 family non-owner occupied	-	35	-	35	20,662	20,697	-
Multi-family residential	100	-	-	100	11,501	11,601	-
Commercial	108	-	-	108	39,055	39,163	-
Construction	-	-	-	-	16,959	16,959	-
Consumer and other	-	-	-	-	684	684	-

Total	$623	$35	$13	$671	$140,535	$141,206	$-

	June 30, 2017
							Total Loans >
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
	(In thousands)

1-4 family owner-occupied	$219	$274	$14	$507	$51,122	$51,629	$-
1-4 family non-owner occupied	-	-	-	-	18,993	18,993	-
Multi-family residential	-	-	-	-	10,378	10,378	-
Commercial	149	-	-	149	34,037	34,186	-
Construction	-	-	-	-	16,436	16,436	-
Consumer and other	-	-	-	-	589	589	-

Total	$368	$274	$14	$656	$131,555	$132,211	$-

A loan is considered impaired when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming multi-family and commercial loans, but also include loans modified in troubled debt restructurings.

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents impaired loan information as of September 30, 2017 and for the three months ended September 30, 2017 and 2016:

				For the Three Months Ended		For the Three Months Ended
	As of September 30, 2017			September 30, 2017		September 30, 2016
		Unpaid	Allowance for Loan	Average	Interest	Average	Interest
	Recorded Investment	Principal Balance	Losses Allocated	Recorded Investment	Income Recognized	Recorded Investment	Income Recognized
	(In thousands)
Loans with no related allowance recorded:
1-4 family owner-occupied	$602	$851	$-	$620	$5	$669	$12
1-4 family non-owner occupied	195	233	-	201	-	180	-
Multi-family residential	101	108	-	108	-	-	-
Commercial	135	149	-	135	2	144	2
Construction	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-

Loans with an allowance recorded:
1-4 family owner-occupied	136	172	8	137	-	360	-
1-4 family non-owner occupied	30	40	14	31	-	345	-
Multi-family residential	-	-	-	-	-	111	-
Commercial	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-

Totals	$1,199	$1,553	$22	$1,232	$7	$1,809	$14

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents impaired loan information as of June 30, 2017:

	As of June 30, 2017
		Unpaid	Allowance for Loan
	Recorded Investment	Principal Balance	Losses Allocated
	(In thousands)
Loans with no related allowance recorded:
1-4 family owner-occupied	$589	$805	$-
1-4 family non-owner occupied	202	243	-
Multi-family residential	103	108	-
Commercial	137	152	-
Construction	-	-	-
Consumer and other	-	-	-

Loans with an allowance recorded:
1-4 family owner-occupied	388	439	20
1-4 family non-owner occupied	129	175	13
Multi-family residential	-	-	-
Commercial	-	-	-
Construction	-	-	-
Consumer and other	-	-	-

Totals	$1,548	$1,922	$33

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the Company’s nonaccrual loans at September 30, 2017 and June 30, 2017. The table excludes performing troubled debt restructurings.

	September 30,	June 30,
	2017	2017
	(In thousands)
Real estate
1-4 family owner-occupied	$385	$422
1-4 family non-owner occupied	225	331
Multi-family residential	101	103
Commercial	-	-
Construction	-	-
Consumer and other	-	-

Total nonaccrual	$711	$856

At September 30, 2017 and June 30, 2017, the Company had certain loans that were modified in troubled debt restructurings. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan. The Company had loans modified in a troubled debt restructuring totaling $817,000 and $961,000 at September 30, 2017 and June 30, 2017, respectively. Troubled debt restructured loans had specific allowances totaling $22,000 and $28,000 at September 30, 2017 and June 30, 2017, respectively. At September 30, 2017, the Company had no commitments to lend additional funds to borrowers with troubled debt restructured loans.

No loans were modified as troubled debt restructurings during either of the three-month periods ended September 30, 2017 or 2016.

The Company had no troubled debt restructurings modified during the twelve months ended September 30, 2017 or 2016 that subsequently defaulted during the three-month periods ended September 30, 2017 or 2016. A troubled debt restructured loan is considered to be in payment default once it is 30 days contractually past due under the loan’s modified terms.

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

Effective January 1, 2015, the Bank became subject to the capital requirements set forth by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule established a new common equity Tier 1 minimum capital requirement and assigned a higher risk weight (150%) to exposures that are more than 90 days past due, or are on nonaccrual status, and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements, unless a one-time opt-in or opt-out is exercised. The Bank has chosen to exclude unrealized gains and losses from regulatory capital. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement began to be phased in beginning January 1, 2016 and will be fully phased in January 1, 2019, when the full capital conservation buffer requirement will be effective.

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

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The Bank’s actual capital amounts and ratios as of the dates indicated are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2017

Total Capital (to Risk-Weighted Assets)	$16,515	14.6%	$9,061	8.0%	$11,326	10.0%

Tier I Capital (to Risk-Weighted Assets)	$15,093	13.3%	$6,795	6.0%	$9,061	8.0%

Common Equity Tier I (to Risk-Weighted Assets)	$15,093	13.3%	$5,097	4.5%	$7,362	6.5%

Tier I Leverage Capital (to Average Assets)	$15,093	10.3%	$5,852	4.0%	$7,315	5.0%

As of June 30, 2017

Total Capital (to Risk-Weighted Assets)	$16,266	15.4%	$8,431	8.0%	$10,538	10.0%

Tier I Capital (to Risk-Weighted Assets)	$14,941	14.2%	$6,323	6.0%	$8,431	8.0%

Common Equity Tier I (to Risk-Weighted Assets)	$14,941	14.2%	$4,742	4.5%	$6,850	6.5%

Tier I Leverage Capital (to Average Assets)	$14,941	10.7%	$5,574	4.0%	$6,968	5.0%

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

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Recurring Measurements

The following table presents the fair value measurement of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2017 and June 30, 2017:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2017
Municipal bonds	$80	$-	$80	$-
Mortgage-backed securities of U.S. of government sponsored entities - residential	4,720	-	4,720	-

	$4,800	$-	$4,800	$-

June 30, 2017
Municipal bonds	$99	$-	$99	$-
Mortgage-backed securities of U.S. of government sponsored entities - residential	3,925	-	3,925	-

	$4,024	$-	$4,024	$-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There were no assets classified within Level 3 of the fair value hierarchy measured on a recurring basis. There were no transfers between Level 1 and Level 2 during the periods ended September 30, 2017 and 2016.

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

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Nonrecurring Measurements

The Company had no assets measured at fair value on a non-recurring basis that were revalued during the period ended September 30, 2017. The following table presents fair value measurements of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which fair value measurements fall at June 30, 2017:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2017
Impaired loans - residential One-to-four family owner occupied	$248	$-	$-	$248

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

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2017 and June 30, 2017.

		Fair Value Measurement Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
September 30, 2017
Financial assets
Cash and cash equivalents	$11,371	$11,371	$-	$-	$11,371
Interest-bearing demand deposits	100	100	-	-	100
Held-to-maturity securities	187	-	183	-	183
Loans	128,338	-	-	128,882	128,882
Federal Home Loan Bank stock	1,203	n/a	n/a	n/a	n/a
Accrued interest receivable	451	-	451	-	451
Financial liabilities
Deposits	107,639	64,039	43,615	-	107,654
Federal Home Loan Bank advances	28,755	-	28,508	-	28,508
Accrued interest payable	45	-	45	-	45

June 30, 2017
Financial assets
Cash and cash equivalents	$7,868	$7,868	$-	$-	$7,868
Interest-bearing demand deposits	100	100	-	-	100
Held-to-maturity securities	264	-	262	-	262
Loans	121,520	-	-	120,623	120,623
Federal Home Loan Bank stock	1,203	n/a	n/a	n/a	n/a
Accrued interest receivable	399	-	399	-	399
Financial liabilities
Deposits	97,197	58,444	38,759		97,203
Federal Home Loan Bank advances	28,255	-	28,011	-	28,011
Accrued interest payable	43	-	43	-	43

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

Note 6:         Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component, net of tax, for the three months ended September 30, 2017 and 2016 are as follows:

		Unrealized
	Unrealized	Gains and Losses
	Gains and Losses	on Securities
	on Available	Transferred from
	for Sale	Available for Sale to
Three Months Ended September 30, 2017	Securities	Held to Maturity	Total
	(In thousands)
Balance, July 1, 2017	$(2)	$(4)	$(6)

Other comprehensive loss	(3)	-	(3)

Accretion of unrealized losses on securities transferred from available for sale to held to maturity recognized in other comprehensive income	-	2	2

Net current period other comprehensive loss	(3)	2	(1)

Balance, September 30, 2017	$(5)	$(2)	$(7)

Three Months Ended September 30, 2016

Balance, July 1, 2016	$(67)	$(12)	$(79)

Other comprehensive loss, net of tax	(11)	-	(11)

Accretion of unrealized losses on securities transferred from available for sale to held to maturity recognized in other comprehensive income	-	1	1

Net current period other comprehensive loss	(11)	1	(10)

Balance, September 30, 2016	$(78)	$(11)	$(89)

There were no material items reclassified from accumulated other comprehensive loss to the statement of operations for the three-month periods ended September 30, 2017 and 2016.

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 7:         Earnings Per Share

Earnings per share for the three months ended September 30, 2017 and 2016, were computed as follows:

	Three Months Ended September 30, 2017
		Weighted-
	Net	Average	Per Share
	Income	Shares	Amount
	(In thousands)

Net income	$48

Basic earnings per share		828,537	$0.06

Effect of dilutive securities
Stock options		24,135
Restricted stock awards		10,127

Diluted earnings per share		862,799	$0.06

	Three Months Ended September 30, 2016
		Weighted-
	Net	Average	Per Share
	Income	Shares	Amount
	(In thousands)

Net income	$73

Basic earnings per share		818,824	$0.09

Effect of dilutive securities
Stock options		3,032
Restricted stock awards		2,844

Diluted earnings per share		824,700	$0.09

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8:         Employee Stock Ownership Plan

On January 29, 2015, the Bank announced the formation of the Mt. Washington Savings Bank Employee Stock Ownership Plan (“ESOP”), a non-contributory plan for its employees. As part of the Company’s stock conversion, shares were purchased with a loan from MW Bancorp, Inc. All employees of the Bank meeting certain tenure requirements are entitled to participate in the ESOP. Compensation expense related to the ESOP was $35,000 and $14,000 for the three months ended September 30, 2017 and 2016, respectively.

The ESOP had 62,661 and 66,589 unallocated shares at September 30, 2017 and 2016, respectively.

The aggregate fair value of the 62,661 unallocated shares was $1.6 million based on the $24.85 closing price of our common stock on September 30, 2017.

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

In July 2017, the Company granted stock options for 2,000 shares to certain members of management. Each option has an exercise price of $20.18 as determined on the grant date and expires 10 years from the grant date. The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model, which resulted in a per share fair value of $6.50. The fair value was calculated for stock options using the following assumptions: expected volatility of 18.11%, a risk-free interest rate of 2.35%, an expected term of ten years and an expected dividend yield of 0.50%.

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

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

A summary of option activity under the Plan as of September 30, 2017 and 2016, and changes during the periods then ended, is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value
				(In thousands)
September 30, 2017
Outstanding, beginning of period	85,616	$15.58	9.1
Granted	2,000	20.18	9.8
Exercised	-	-	-
Forfeited or expired	-	-	-

Outstanding, end of period	87,616	$15.69	8.8	$803

Exercisable, end of period	13,196	$14.88	6.9	$132

September 30, 2016
Outstanding, beginning of period	60,150	$14.88
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-

Outstanding, end of period	60,150	$14.88	9.6	$52

Exercisable, end of period	-	$-	-	$-

In July 2017 and January 2017, the Company awarded restricted stock totaling 500 and 5,736 shares, respectively, to certain members of management. In May 2016, the Company awarded restricted stock totaling 28,810 shares to members of the Board of Directors and certain members of management. The restricted stock awards have vesting periods ranging from three years to seven years. Shares of restricted stock granted to employees under the 2016 Plan are subject to restrictions as to continuous employment for a specified time period following the date of grant. During this period, the holder is entitled to full voting rights and dividends.

Total compensation cost recognized in the income statement for share-based payment arrangements during the three months ended September 30, 2017 and 2016 was $61,000 and $30,000, respectively.

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

As of September 30, 2017, there was $742,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 6.0 years.

Note 10:       Recent Accounting Pronouncements

FASB ASU 2014-09, Revenue from Contracts with Customers. In May 2014, the Financial Accounting Standards Board (“FASB”) issued amended guidance on revenue recognition from contracts with customers. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most contract revenue recognition guidance, including industry-specific guidance. The core principle of the amended guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amended guidance is effective, as to the Company, for annual reporting periods beginning after December 15, 2018, and interim periods within annual reporting periods beginning after December 15, 2019, and should be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the amendments recognized at the date of initial application. Early adoption is prohibited. Management is currently in the process of evaluating the impact of the amended guidance on the Company’s financial statements.

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

The amendments in ASU 2016-02 are effective, as to the Company, for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application is permitted for all public business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. Management is currently evaluating the impact of adopting this guidance on the Company’s financial statements.

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

MW Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

FASB ASU 2016-13 Financial Instruments-Credit Losses. In June 2016, the FASB issued ASU 2016-13. The amendments in this ASU replace the incurred loss model for recognition of credit losses with a methodology that reflects expected credit losses over the life of the loan and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. The amendments are effective, as to the Company, for annual reporting periods beginning after December 15, 2020 and for interim reporting periods beginning after December 31, 2021. The Company is currently evaluating the impact of these amendments to the Company’s financial position and results of operations.

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

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition at September 30, 2017 and results of operations for the three months ended September 30, 2017 and 2016, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on

Form 10-Q.

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

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following: (1) general economic conditions, (2) competitive pressure among financial services companies, (3) changes in interest rates, (4) deposit flows, (5) loan demand, (6) changes in legislation or regulation, (7) changes in accounting principles, policies and guidelines, (8) other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services; and (9) other risk factors set forth from time to time in the Company’s reports filed with the Securities and Exchange Commission, including those described in “Item 1.A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

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

Comparison of Financial Condition at September 30, 2017 and June 30, 2017

Total Assets. Total assets were $154.3 million at September 30, 2017, an increase of $11.1 million, or 7.7%, over the $143.2 million total at June 30, 2017. The increase was primarily comprised of a $6.8 million increase in net loans and a $3.5 million increase in cash and cash equivalents.

Net Loans. Net loans increased by $6.8 million, or 5.6%, to $128.3 million at September 30, 2017, from $121.5 million at June 30, 2017. During the three months ended September 30, 2017, we originated $19.9 million of loans. These new loan originations were comprised primarily of $5.2 million of one- to four-family residential real estate loans, $5.6 million of commercial and commercial real estate loans, $8.7 million of construction loans and $336,000 of consumer loans. During the three months ended September 30, 2017, one- to four-family residential real estate loans increased $2.2 million, or 3.1%, to $72.8 million at September 30, 2017, from $70.6 million at June 30, 2017; commercial real estate loans increased $4.9 million, or 15.8%, to $35.8 million at September 30, 2017; and construction loans increased $523,000, or 3.2%, to $17.0 million at September 30, 2017.

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

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the latter part of fiscal 2013, we initiated a program to sell certain fixed-rate, 30-year term mortgage loans in the secondary market. We have sold loans on both a servicing released and servicing retained basis, in transactions with the Federal Home Loan Bank-Cincinnati (“FHLB”), through its mortgage purchase program, and other investors. We sold $422,000 of loans in the three months ended September 30, 2017. Total loans sold with servicing retained totaled $27.4 million at September 30, 2017. Management intends to continue this sales activity in future periods.

Investment Securities. Investment securities increased $699,000, or 16.3%, to $5.0 million at September 30, 2017 from $4.3 million at June 30, 2017. The increase consisted primarily of purchases of mortgage-backed securities totaling $1.0 million during the three months ended September 30, 2017, partially offset by principal repayments on mortgage-backed securities.

The yield on our investment securities increased to 1.96% for the three months ended September 30, 2017, compared to 1.55% for the three months ended September 30, 2016. At September 30, 2017, investment securities classified as available-for-sale and held-to-maturity consisted of municipal securities and government-sponsored mortgage-backed securities.

Deposits. Deposits increased by $10.4 million, or 10.7%, to $107.6 million at September 30, 2017 from $97.2 million at June 30, 2017. Our core deposits, which consist of all deposit account types except certificates of deposit, increased $5.6 million, or 9.6%, to $64.0 million at September 30, 2017 from $58.4 million at June 30, 2017. Certificates of deposit increased $4.8 million, or 12.5%, to $43.6 million at September 30, 2017 from $38.8 million at June 30, 2017. During the three months ended September 30, 2017, management continued its strategy of pursuing growth in demand accounts and other lower cost core deposits. Demand accounts were first offered by the Company during 2013 and totaled $47.6 million at September 30, 2017. Management intends to continue its efforts to increase core deposits, with a special emphasis on growth in consumer and business demand deposits.

Federal Home Loan Bank Advances. FHLB advances increased $500,000, or 1.8%, to $28.8 million at September 30, 2017 from $28.3 million at June 30, 2017. Management has pursued a strategy of periodically increasing these advances to take advantage of this low-cost source of funding during the low interest rate environment to fund the Company’s loans and investments. The aggregate cost of these advances was 1.57% at September 30, 2017, compared to the Company’s cost of deposits of 1.05% at that date.

Shareholders’ Equity. Total shareholders’ equity decreased $24,000, or 0.1%, to $17.3 million at September 30, 2017 compared to June 30, 2017. The decrease was primarily attributable to dividends paid of $98,000, partially offset by net income of $48,000 for the three months ended September 30, 2017.

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2017 and 2016

General. Net income for the three months ended September 30, 2017 was $48,000, a decrease of $25,000, or 34.2%, compared to net income of $73,000 for the three months ended September 30, 2016. The decrease in net income was primarily due to a $118,000 increase in noninterest expense and a $99,000 decrease in noninterest income, which were partially offset by a $180,000 increase in net interest income and a $12,000 decrease in income taxes.

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

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended September 30,
	2017			2016
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$126,740	$1,272	4.01%	$104,741	$1,018	3.89%
Investment securities	4,285	21	1.96%	4,123	16	1.55%
Other interest-earning assets (1)	8,894	40	1.80%	5,956	31	2.08%
Total interest-earning assets	139,919	1,333	3.81%	114,820	1,065	3.71%
Non-interest-earning assets	8,787			6,585
Allowance for loan losses	(1,635)			(1,636)
Total assets	$147,071			$119,769

Interest-bearing liabilities:
Interest-bearing demand	$36,989	89	0.96%	$22,432	52	0.93%
Money market accounts	1,859	3	0.65%	2,683	3	0.45%
Savings accounts	16,636	33	0.79%	10,949	9	0.33%
Certificates of deposit	40,813	133	1.30%	37,991	131	1.38%
Total deposits	96,297	258	1.07%	74,055	195	1.05%
FHLB advances	28,740	113	1.57%	25,981	88	1.35%
Total interest-bearing liabilities	125,037	371	1.19%	100,036	283	1.13%
Non-interest-bearing liabilities	4,702			3,627
Total liabilities	129,739			103,663
Equity	17,332			16,106
Total liabilities and equity	$147,071			$119,769

Net interest income		$962			$782
Net interest rate spread (2)			2.62%			2.58%
Net interest-earning assets (3)	$14,882			$14,784
Net interest margin (4)			2.75%			2.72%
Average interest-earning assets
to interest-bearing liabilities	111.90%			114.78%

(1)	Consists of stock in the FHLB and interest-bearing demand and time deposits in other banks.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Income. Interest income increased $268,000, or 25.2%, to $1.3 million for the three months ended September 30, 2017 from $1.1 million for the three months ended September 30, 2016. This increase was primarily attributable to a $254,000 increase in interest on loans receivable. The average balance of loans during the three months ended September 30, 2017 increased by $22.0 million, or 21.0%, from the balance for the three months ended September 30, 2016. The average yield on loans increased by 12 basis points to 4.01% for the three months ended September 30, 2017 from 3.89% for the three months ended September 30, 2016.

Interest income on investment securities increased $5,000, or 31.3%, to $21,000 for the three months ended September 30, 2017, compared to the three months ended September 30, 2016. The average balance of investment securities increased $162,000 to $4.3 million for the three months ended September 30, 2017 from $4.1 million for the three months ended September 30, 2016, while the average yield on investment securities increased by 41 basis points, to 1.96% for the three months ended September 30, 2017 from 1.55% for the three months ended September 30, 2016. Interest income on other interest-earning assets, including certificates of deposit in other financial institutions, increased $9,000, or 29.0%, for the three months ended September 30, 2017, due to an increase in the average balance of $2.9 million period-to-period, partially offset by a decrease in the average yield of 28 basis points, to 1.80% for the three months ended September 30, 2017.

Interest Expense. Total interest expense increased $88,000, or 31.1%, to $371,000 for the three months ended September 30, 2017, from $283,000 for the three months ended September 30, 2016. Interest expense on deposit accounts increased $63,000, or 32.3%, to $258,000 for the three months ended September 30, 2017, from $195,000 for the three months ended September 30, 2016. The increase was primarily due to an increase of $22.2 million, or 30.0%, in the average balance of interest-bearing deposits to $96.3 million for the three months ended September 30, 2017 and an increase in the average cost of interest-bearing deposits of two basis points to 1.07% for the three months ended September 30, 2017 from 1.05% for the same quarter in 2016.

Interest expense on FHLB advances increased $25,000, or 28.4%, to $113,000 for the three months ended September 30, 2017 from $88,000 for the three months ended September 30, 2016. The average balance of advances increased by $2.8 million, or 10.6%, to $28.7 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, while the average cost of these advances increased by 22 basis points to 1.57% from 1.35%. As noted above, management elected to increase outstanding advances as a source of low-cost funding.

Net Interest Income. Net interest income increased $180,000, or 23.0%, to $962,000 for the three months ended September 30, 2017, compared to $782,000 for the three months ended September 30, 2016. The increase reflected the overall growth in interest-earning assets and interest-bearing liabilities, along with the increase in the interest rate spread to 2.62% for the three months ended September 30, 2017 compared to 2.58% for the three months ended September 30, 2016. Our net interest margin increased to 2.75% for the three months ended September 30, 2017 from 2.72% for the three months ended September 30, 2016. The interest rate spread and net interest margin were impacted by the continuation of the low interest rate environment.

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” we did not record a provision for loan losses for either of the three months ended September 30, 2017 or 2016. The allowance for loan losses was $1.6 million, or 1.16% of total loans, at September 30, 2017, compared to $1.6 million, or 1.24% of total loans, at June 30, 2017. The determination not to record a provision for loan losses in the three months ended September 30, 2017 and 2016, was due primarily to the continued low balances of nonperforming loans and delinquent loans in the periods. Total nonperforming loans were $711,000 at September 30, 2017, compared to $1.2 million at September 30, 2016. Classified loans declined to $1.0 million at September 30, 2017, compared to $1.4 million at September 30, 2016, and total loans past due greater than 30 days were $671,000 and $676,000 at those respective dates. Net charge-offs totaled $4,000 and $3,000 for the three months ended September 30, 2017 and 2016, respectively. As a percentage of nonperforming loans, the allowance for loan losses was 230.0% at September 30, 2017, compared to 138.0% at September 30, 2016.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover probable incurred losses in the loan portfolio at September 30, 2017 and 2016. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income decreased $99,000, or 63.1%, to $58,000 for the three months ended September 30, 2017 from $157,000 for the three months ended September 30, 2016. The decrease was due primarily to a $108,000 decrease in gain on sale of loans, due to a decline in the volume of loans sold period-to-period.

Non-Interest Expense. Non-interest expense increased $118,000, or 14.1%, to $955,000 for the three months ended September 30, 2017 compared to $837,000 for the three months ended September 30, 2016. The increase was primarily attributable to a $54,000, or 12.1%, increase in salaries, employee benefits and directors fees expense, and increases of $21,000, or 31.8%, in occupancy and equipment, and $11,000, or 18.0%, in data processing. The increase in compensation expense was due in part to the incremental expense associated with stock-based compensation, including the accelerated vesting of awards due to the death of a board member during the quarter, coupled with normal merit increases period-to-period. The increases in occupancy and equipment and data processing were due primarily to costs associated with the new ATM/ITM facility period-to-period, which opened in January 2017, and the related growth in loan and deposit accounts.

Federal Income Taxes. Federal income taxes decreased by $12,000, or 41.4%, to $17,000 for the three-month period ended September 30, 2017, compared to the same period in 2016. The decrease in federal income taxes was due primarily to the $37,000, or 36.3%, decrease in pre-tax income.

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities, sales or calls of securities. We also have the ability to borrow from the FHLB. At September 30, 2017, we had the capacity to borrow approximately $23.7 million from the FHLB and have an additional $10.0 million on a line of credit with the FHLB. At September 30, 2017, we had $28.8 million outstanding in FHLB advances.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $268,000 and $1.3 million for the three months ended September 30, 2017 and 2016, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from maturing securities and pay downs on mortgage-backed securities, was $7.6 million and $7.5 million for the three months ended September 30, 2017 and 2016, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was $10.8 million and $4.5 million for the three months ended September 30, 2017 and 2016, respectively. These funding increases also reflected our strategy of borrowing at lower interest rates to fund loan originations.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At September 30, 2017, the Bank’s capital exceeded all of the Bank’s capital adequacy requirements and also exceeded all amounts necessary to be deemed well capitalized under the prompt corrective action regulations. See Note 4 to the Financial Statements for details.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At September 30, 2017 and 2016, we had outstanding commitments of $28.1 million and $8.6 million, respectively, including commitments to originate loans, undisbursed funds on construction loans, funds available on undrawn lines of credit and stand-by letters of credit. We anticipate that we will have sufficient funds available to meet our current lending commitments.

MW Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certificates of deposit that are scheduled to mature in less than one year from September 30, 2017 totaled $32.1 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. At September 30, 2017, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

ITEM 1A.	Risk Factors

For information on risk factors, please refer to Part I, Item 1.A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this report.

(b)	Not applicable.

(c)	There were no issuer repurchases of securities during the period covered by this report.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit		Page
Number	Description	Reference

3.1	Articles of Incorporation of MW Bancorp, Inc.	Incorporated by reference to registrant's Form S-1 filed on September 10, 2014, Exhibit 3.1 (File No. 333-198668).

3.2	Bylaws of MW Bancorp, Inc.	Incorporated by reference to registrant's Form S-1 filed on September 10, 2014, Exhibit 3.2 (File No. 333-198668).

4.1	Agreement to furnish instruments and agreements defining rights of holders of long term debt	Incorporated by reference to registrant’s Form 10-K filed on September 20, 2017, Exhibit 4.1 (File No. 000-55356).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith.

32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith.

101.INS	XBRL Instance Document	Included herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Included herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Included herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Included herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Included herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Included herewith.

MW Bancorp, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MW Bancorp, Inc.

Date:	November 14, 2017	By:	/s/Gregory P. Niesen
Gregory P. Niesen
President and Chief Executive Officer

Date:	November 14, 2017	By:	/s/Julie M. Bertsch
Julie M. Bertsch
Senior Vice President and Chief Financial Officer

